Form 10QSB
period 1997-09-30
OMEGA ORTHODONTICS INC
filed 1997-11-17
CIK 1032628

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
              - - - - - - - - - - - - - - - - - -

                          FORM 10-QSB
(MARK ONE)

  [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


  [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM _______________ TO __________________

                COMMISSION FILE NUMBER: 0-23055
    - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                    OMEGA ORTHODONTICS, INC.
            (EXACT NAME OF SMALL BUSINESS ISSUER AS
                   SPECIFIED IN ITS CHARTER)

                  DELAWARE                             95-4596853
(STATE   OR   OTHER  JURISDICTION                 (I.R.S.EMPLOYER
OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

3621 SILVER SPUR LANE
ACTON, CALIFORNIA                                      93510
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:        805-269-2841

    - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ] No [X] *

* The Issuer became subject to the reporting requirements of
  Section 13 of the Exchange Act on October 1, 1997.

The number of shares of Common Stock of the Issuer, par value
$.01 per share, outstanding at November 10, 1997 was 4,220,314.

                    OMEGA ORTHODONTICS, INC.
                     FORM 10-QSB REPORT INDEX


Part I - Financial Information

  Item 1 -    Financial Statements

          Balance  Sheets September  30,  1997  (Unaudited)  and
          December 31, 1996

          Statements of Operations Three Months and Nine Months Ended September 30, 1997 and the Period from August 30, 1996
          (inception) to September 30, 1996 (Unaudited)

          Statements of Cash Flows Nine Months Ended September 30, 1997 and the Period from August 30, 1996 (inception) to September 30, 1996 (Unaudited)

          Notes to Financial Statements

  Item 2 -    Management's Plan of Operation


Part II -- Other Information

  Item 1   Legal Proceedings

  Item 2   Changes in Securities

  Item 3   Defaults upon Senior Securities

  Item 4   Submission of Matters to a  Vote  of  Security Holders

  Item 5   Other Information

  Item 6   Exhibits and Reports on Form 8-K

Signatures

                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  General Information

  On October 6, 1997, Omega Orthodontics, Inc. (the "Company") acquired (the "Acquisitions") simultaneously with the closing of its initial public offering (the "Offering") of its Common Stock, par value $.01 per share (the "Common Stock"), substantially all the equity interests in the management services organizations that hold certain assets of and are associated with seven orthodontics practices (except in the case of two sole proprietorships where it acquired certain assets of such proprietorships) (such practices are referred to collectively as the "Initial Orthodontic Affiliates" and such management services organizations are referred to collectively as the "Initial MSOs") in exchange for shares of the Company's Common Stock, cash, notes payable, stock options and the assumption of certain liabilities.

  The financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all normal adjustments that are necessary for a fair presentation of the results for the interim period ended September 30, 1997.

  Operating results of interim periods are not necessarily indicative of the results for full years. It is suggested that these financial statements be read in conjunction with the financial statements of the Company and related notes thereto, and management's plan of operations related thereto, all of which are included in the prospectus contained in Amendment No. 4 to Company's Registration Statement on Form SB-2 (No. 333-27179), filed with the SEC and which was declared effective on October 1, 1997.


                    OMEGA ORTHODONTICS, INC.
                         BALANCE SHEETS

                                           September 30  December 31,
                                                1997         1996
                                           (UNAUDITED)
ASSETS

Current assets:
  Cash  and cash equivalents               $   18,730      $321,057
  Accounts receivable net of
   allowance for doubtful
   accounts of $0 and $5,700
   at September 30, 1997
   and December 31, 1996, respectively
   Trade                                        3,500         8,900
  Related parties                               7,489         9,396
                                           ----------      --------
                                               10,989        18,296
  Prepaid  expenses  and  other  assets         3,000         4,000
                                           ----------      --------
Total    current   assets                      32,719       343,353

Equipment, net                                  9,766        10,096
Other assets, net                           1,357,697       137,474
                                            ---------      --------
Total assets                               $1,400,182      $490,923

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                         $1,022,698      $ 21,234
  Due to related parties                      756,886        27,036
  Accrued expenses                             27,291        88,115
  Notes  payable                            1,085,000       575,000
                                            ---------      --------
Total current liabilities                   2,891,875       711,385

Due to related parties,
  less current portion                        302,400           -

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.01 par value,
   10,000,000 shares
   authorized, 1,685,000 and
   1,615,000 shares issued
   and outstanding at September 30,
   1997 and December 31, 1996,
   respectively                                16,850       16,150
  Additional paid-in capital                2,020,500          -
  Accumulated deficit                      (3,831,443)    (232,112)
  Deferred compensation                           -         (4,500)
                                           ----------      -------
Total stockholders' deficit                (1,794,093)    (220,462)

Total liabilities and stockholders'
 deficit                                $   1,400,182   $  490,923

                    See accompanying notes.
                    OMEGA ORTHODONTICS, INC.
                    STATEMENTS OF OPERATIONS
                          (UNAUDITED)

                                            For the Period                For the Period
                                            From August                   From August
                               Nine Months    30, 1996      Three Months    30, 1996
                                 Ended      (inception) to     Ended      (inception) to
                              September 30,  September 30,  September 30, September 30,
                                   1997         1996             1997        1996

Revenue:

  Management consulting fees    $  55,284    $   -           $   10,713   $     -

Direct expenses:

  Employee costs                  159,853          6,118         52,275         6,118
  Other costs                      55,098          4,798         11,242         4,798
                               ----------     ----------      ---------    ----------
Total direct expenses             214,951         10,916         63,517        10,916

Non-recurring consulting
   expense                      2,867,400         -               -              -
General and administrative        431,354          4,602        153,802         4,602
Depreciation                        2,742             99            914            99
                               ----------     ----------      ---------    ----------
Operating loss                 (3,461,163)       (15,619)      (207,520)      (15,619)

Interest income                     2,556         -                 233          -
Interest  expense                (140,724)           770        (59,579)          770
                               ----------     ----------      ---------    ----------

Net loss                      ($3,599,331)      ($16,387)     ($266,866)     ($16,387)

Net loss per share            ($     2.14)      ($   .01)     ($    .16)     ($   .01)

Shares used to compute
 net loss per share             1,685,000      1,685,000      1,685,000     1,685,000

See accompanying notes.

                      OMEGA ORTHODONTICS, INC.
                      STATEMENTS OF CASH FLOWS
                            (UNAUDITED)



                                                       For the Period
                                                         From August
                                         Nine Months     30, 1996
                                           Ended        (inception) to
                                         September 30,   September 30,
                                             1997             1996

Operating activities
Net loss                                ($3,599,331)       ($16,387)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Amortized debt financing costs             50,244             328
  Provision for bad debts                     3,900               -
  Depreciation and amortization               2,742              99
  Stock compensation                      2,867,400               -
  Changes in operating assets
   and liabilities:
   Accounts receivable                        3,407               -
   Prepaid expenses and other assets          1,000               -
   Accounts payable                       1,001,464              82
   Due to related parties                   189,850          15,716
   Accrued expenses                         (60,824)            770
                                          ---------         -------
Net cash used in operating activities       459,852             608

Investing activities
Purchases of equipment                       (1,712)              -
Net cash used in investing activities        (1,712)              -

Financing activities
Deferred offering costs                  (1,249,567)              -
Debt financing costs                        (20,900)         (2,615)
                                          ---------         -------
Proceeds from issuance of notes payable     510,000         375,000
Net cash provided by financing
 activities                                (760,467)        372,385

Net increase (decrease) in cash
  and cash equivalents                     (302,327)        372,993
Cash and cash equivalents at
  beginning of period                       321,057               -
                                          ---------        --------
Cash and cash equivalents at
  end of period                             $18,730        $372,993

Supplemental disclosures:
  Interest paid                             $74,260        $      -

                      See accompanying notes.

1. BASIS OF PRESENTATION

  The Company

  Omega Orthodontics, Inc., (the Company) was incorporated in Delaware in August 1996 and subsequently acquired the assets and certain consulting contracts held by The Orthodontic Management Effectiveness Group of America, LLC (Omega, LLC), a California-based orthodontic practice management and consulting firm, in exchange for 1,050,000 shares of the Company's common stock.

  The Company provides management and marketing services to orthodontic practices in the United States. The Company offers its services primarily under an "affiliate" relationship whereby it purchases the equity interests of the management services organization that holds certain assets of and is associated with an orthodontic practice and enters into a long term management services agreement with the practice of the selling orthodontist. Pursuant to that agreement, the Company receives a monthly management fee for providing all of the orthodontist's practice needs, including facility, staff and supplies, as well as a program of systems, methods and procedures designed to enhance the growth, efficiency and profitability of the practice.

  Basis of Presentation

  The balance sheet at September 30, 1997, the statements of operations for the three months and nine months ended September 30, 1997 and for the period from August 30, 1996 (inception) to September 30, 1996 and the statements of cash flows for the nine months ended September 30, 1997 and for the period from August 30, 1996 (inception) to September 30, 1996 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of results for the interim periods. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year. These financial statements should be read in conjunction with the Company's financial statements, and related notes thereto, included in the prospectus contained in Amendment No. 4 to the Company's Registration Statement on Form SB-2 (No. 333-27179), filed with the Securities and Exchange Commission and which was declared effective October 1, 1997.

  Recently Issued Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" which is required to be adopted for fiscal years beginning after December 15, 1997. The statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Adoption of this standard is not expected to have a material impact of the Company's financial statements or results of operations.

  In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of and Enterprise and Related Information" which is required to be adopted for fiscal years beginning after December 15, 1997. The statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. Adoption of this standard is not expected to have a material impact of the Company's financial statements or results of operations.

  Net Loss Per Share

  Net loss per share is computed using the weighted average number of outstanding shares of common stock and common stock equivalents, and the exercise of stock options (using the treasury stock method). Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive; however, pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares relating to stock options (using the treasury stock method and the initial public offering price) issued during the twelve months prior to the filing of an initial public offering are considered outstanding for all periods presented whether or not they are anti-dilutive.

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in basic loss per share for the nine months and three months ended September 30, 1997 or in the basic loss per share for the period ended September 30, 1996. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for those periods is not expected to be material

2.INITIAL PUBLIC OFFERING

  On October 6, 1997, the Company closed its initial public offering pursuant to which the Company sold 2,070,000 shares of common stock and 2,070,000 common stock purchase warrants. The Company received proceeds from the offering, net of the underwriter discounts, fees and expenses, of approximately $9.8 million. From the net proceeds, the Company paid in full the notes payable used to finance operations prior to the offering and paid the cash portion of the affiliations with seven orthodontists, resulting in cash available after the offering and related expenses of approximately $6 million.

3.NEW ORTHODONTIST AFFILIATIONS

  On October 6, 1997, the Company entered into Management Services Agreements with seven Initial Orthodontic Affiliates in the United States, simultaneously with the closing of its initial public offering (see Note 2). These agreements provide for the purchase by the Company of the equity interests in the management services organization ("Initial MSOs") formed by the selling orthodontist for consideration ranging from $342,000 to $1,082,000 for each such Initial MSOs. Total consideration related to the affiliations with the Initial MSOs is summarized as follows:

         Common Stock         $2,791,884
         Cash                  2,111,797
         Notes Payable           142,535

             TOTAL            $5,046,216

  The cost of each of the Initial MSOs has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed, resulting in intangible assets of $5.2 million, net of deferred income taxes. These allocations may be adjusted to the extent that management becomes aware of additional information which results in a material change in the amount of any contingency or changes in the estimated fair market value of assets acquired and liabilities assumed.

  Concurrent with the affiliation with the Initial MSOs, the Company and each Initial MSO entered into a 20-year management services agreement, renewable for an additional 20 years, with each affiliate orthodontist. The agreement stipulates that the Initial MSO provide practice management and marketing services, facilities and non-clinical personnel to the affiliate orthodontist for a monthly fee, generally equal to 65% to 75% of the affiliate orthodontist's gross patient fee collections. Conversely, the affiliate orthodontist has sole authority to direct the business, professional and ethical aspects of the practice, make all professional hiring decisions, render patient care, and keep all patient dental records. Each affiliate orthodontic practice has also entered into an employment agreement, including non-competition provisions, with each orthodontist employed and has agreed to pay all salaries for dental professionals, professional licensure and board certification fees and professional liability insurance premiums.

  Each affiliate orthodontist has certain rights and obligations to repurchase, and each Initial MSO has the right to require the affiliate orthodontist to repurchase, the non-clinical practice assets held by such Initial MSO in the event that the management services agreement is terminated. Such purchases will generally require payment of the book value of the net assets of the Initial MSO. The Initial MSO also has certain rights to designate a successor orthodontist to acquire the practice of the affiliate orthodontist when the orthodontist ceases practice.

  The affiliations resulted in substantial intangibles of approximately $5.2 million, net of deferred income taxes, which will be amortized over the term of the management services agreements, including renewals, or forty years.

  Financial data for the year ended December 31, 1996 related to the Initial Orthodontic Affiliates are summarized as follows:

        Patient Revenues             $ 4,615,677
        Cash Collections               4,486,113
        Practice Expenses              4,076,863

  Practice expenses includes $1,014,584 in orthodontists' compensation.

4.STOCKHOLDERS' DEFICIT

  On February 12, 1997, the Board of Directors voted to amend the Certificate of Incorporation and revise the number of authorized shares of common stock to 9,500,000 and authorize 500,000 shares of preferred stock, $.01 par value. The preferred stock shares will be issuable in one or more series, each such series to have such rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors.

  The Company adopted a Stock Incentive Plan (the Plan) effective January 31, 1997. Plan awards in the form of stock options, stock appreciation rights, restricted stock, and stock grants may be issued to employees, consultants and advisors of the Company at prices to be determined by the Board of Directors. The Plan will terminate on January 30, 2007. A total of 450,000 shares of common stock have been reserved for issuance under the Plan. The Company has granted stock options under the Plan for an aggregate of 350,000 shares of common stock, vesting ratably over periods of one to three years at an exercise price equal to $6.00 per share.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

  THE FOLLOWING CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS REGARDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS INCLUDING PLANS AND OBJECTIVES RELATING TO THE DEVELOPMENT OF THE ORTHODONTIC AFFILIATES. THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE NUMEROUS RISKS AND UNCERTAINTIES. THE COMPANY'S PLANS AND OBJECTIVES ARE BASED ON A SUCCESSFUL EXECUTION OF THE COMPANY'S EXPANSION STRATEGY AND ASSUMPTIONS THAT THE ORTHODONTIC AFFILIATES WILL BE PROFITABLE, THAT THE ORTHODONTIC INDUSTRY WILL NOT CHANGE MATERIALLY OR ADVERSELY, AND THAT THERE WILL BE NO UNANTICIPATED MATERIAL ADVERSE CHANGE IN THE COMPANY'S OPERATIONS OR BUSINESS. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT ITS ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THE FOLLOWING WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, PARTICULARLY IN VIEW OF THE COMPANY'S EARLY STAGE OF OPERATIONS, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES APPEARING ELSEWHERE IN THIS REPORT AND THE COMPANY'S PRIOR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

  General

  The Company was incorporated in Delaware in August 1996 to provide practice management services to orthodontic practices. On October 6, 1997, the Company acquired simultaneously with the closing of its initial public offering substantially all the equity interests in the Initial MSO's that hold certain assets of and are associated with seven orthodontic practices.

  The Company offers its services primarily under an affiliate relationship whereby it will purchase the equity interests in the orthodontic practice's MSO pursuant to an Affiliation Agreement and enter into a long term Management Services Agreement with the Affiliated Orthodontist's Orthodontic Affiliate. Pursuant to the Management Services Agreement, the Company will receive a monthly management fee for providing all of the Orthodontic Affiliate's practice needs, including facilities, support staff and supplies, as well as a program of systems, methods and procedures designed to enhance the growth, efficiency and profitability of the Orthodontic Affiliate.

  Pursuant to the Affiliation Agreement, the Affiliated Orthodontist will typically convert his existing professional corporation into a general corporation that will function as the MSO and create a new professional corporation (the Orthodontic Affiliate) through which the Affiliated Orthodontist will continue to provide orthodontic care. The MSO will retain certain assets and liabilities which will typically include the lease for the Orthodontic Affiliate's office space, clinical supplies and equipment and office furniture, supplies and equipment.
  The Orthodontic Affiliate will retain certain other assets and liabilities (if any) which will typically include all cash and cash equivalents, real property, automobiles, patient records, related patient information and notes payable unrelated to assets purchased. The Company will generally acquire all of the equity interest of the MSO from the Affiliated Orthodontist, the purchase price for which is determined through an assessment of immediate and future return on investment. The MSO typically is acquired for a combination of cash, five year notes and unregistered Common Stock or stock options. The average MSO purchase price is expected to be approximately $600,000, of which the cash portion is expected to be approximately $200,000.

  The Management Services Agreement provides that the Orthodontic Affiliate will utilize the facility and the Company's services for a period of 20 years, with two ten year extensions. While each Management Services Agreement will be negotiated based on specific circumstances, the management fees charged will typically be 65% to 75% of the Orthodontic Affiliate's gross income, which is expected to be sufficient to pay all of the MSO's expenses and provide a return on the Company's investment. If the Orthodontic Affiliate's expenses payable by the MSO are less than an agreed target amount of expenses, the difference between the target amount and the actual expenses will typically be shared equally by the MSO and the Orthodontic Affiliate.
  At the retirement, disability or death of the Affiliated Orthodontist, the Company will locate a replacement Affiliated Orthodontist to purchase the Orthodontic Affiliate and assume the Management Services Agreement.

  Plan of Operations (Unaudited)

  The Company's financial results to date relate to its initial organization and establishment of infrastructure. During this period, the Company provided management consulting services to nine orthodontic practices on a fee for services basis. The revenue and expenses during that period are associated with the management consulting services provided by the Company.

  The unaudited financial statements of the Company for the three and nine months ended September 30, 1997 reflect a net loss of $266,866 and $3,599,331, respectively. The comparative results for 1996 reflect the general and administrative costs associated with the operations for the Company for the period August 30, 1996 (inception) to September 30, 1996. The net loss for the nine months ended September 30, 1997 and the retained deficit at September 30, 1997 are primarily attributable to a non-recurring consulting expense totaling approximately $2.9 million related to stock and cash compensation paid to two consultants in April 1997. The remainder of operating expenses and retained deficit at September 30, 1997 relate to the start-up of the Company, the provision of management consulting services and the Company's initial public offering.

  Liquidity and Capital Resources

  The Company has experienced net losses, negative cash flows, a deficit in working capital and an accumulated deficit since its inception. For the period from August 30, 1996 (inception) to September 30, 1997, the Company incurred a net loss of $3,831,443. The Company reported a significant loss from operations for the nine month period ended September 30, 1997 due primarily to compensation earned by two consultants in April 1997. At September 30, 1997, the Company had an accumulated deficit since inception of $3,831,443 and a working capital deficit of $2,859,156.

  On October 6, 1997, the Company closed its initial public offering pursuant to which the Company sold 2,070,000 shares of Common Stock and 2,070,000 Common Stock Purchase Warrants. The Company received proceeds from the offering, net of the underwriter discounts, fees and expenses, of approximately $9.8 million. From the net proceeds, the Company paid in full the notes payable used to finance operations prior to the offering and paid the cash portion of the affiliations with the Initial MSOs, resulting in cash available after the offering and related expenses of approximately $6 million.

  The Company expects to affiliate with additional orthodontic practices during 1997 that will involve the use of cash, Common Stock and notes payable. Management believes that the cash proceeds of the offering combined with its cash flow from operations will be sufficient to fund planned capital expenditures and ongoing operations of the Company through the end of 1998. The Company is also seeking to establish a revolving bank credit facility which, when combined with the Company's cash resources, will be used in the Company's planned affiliation program.

                    PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

        None

ITEM 2. Changes in Securities

        Not applicable

ITEM 3. Defaults upon Senior Securities

        Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

        On September 29, 1997, by written consent of the holders of a majority of the issued and outstanding shares of Common Stock of the Company, the stockholders consented to the Company's merger with and into four management services organizations in connection with the Company's affiliation with four of the seven
        Initial Orthodontic Affiliates.  The holders of
        1,050,000 shares of the Common Stock voted in favor of the four mergers. Written notice of the corporate action by written consent of the holders of a majority of the issued and outstanding shares of Common Stock of the Company was sent to the stockholders who did not consent in writing.

ITEM 5. Other Information

        Not applicable

ITEM 6. Exhibit and Reports on Form 8-K

(a)                   Exhibit No.
        (Reference to Item 601(b)
             of Regulation S-B)            Description

             11                   Statement re Computation of
                                  Per Share Earnings

             27                   Financial Data Schedule
                                  (furnished to the Securities and
                                  Exchange Commission for Electronic
                                  Data Gathering, Analysis and Retrieval
                                  [EDGAR] purposes only)
(b)     Reports on Form 8-K

   There were no reports on Form 8-K filed during the quarter for which this report is filed.

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  OMEGA ORTHODONTICS, INC.
                                       (Registrant)


Date: November 17, 1997           By: /s/Robert J. Schulhof
                                      Robert J. Schulhof
                                      Chief Executive Officer

Date: November 17, 1997           By: /s/Edward M. Mulherin
                                      Edward M. Mulherin
                                      Chief Financial Officer


                           EXHIBIT INDEX


Exhibit
Number                 Description

   11                  Statement Re Computation of
                       Per Share Earnings

   27                  Financial Data Schedule
                       (furnished to the Securities and Exchange
                       Commission for Electronic Data Gathering,
                       Analysis, and Retrieval [EDGAR] purposes only)