Form 10KSB
period 1997-12-31
OMEGA ORTHODONTICS INC
filed 1998-04-16
CIK 1032628

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB
(Mark One)

    [  X  ]    ANNUAL  REPORT UNDER SECTION 13 or  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1997

                               OR

    [     ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF  THE
             SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________ to ____________.

                    Commission File Number:  0-23055

                                 Omega Orthodontics, Inc.
         (Name of Small Business Issuer in Its Charter)

            Delaware                                    95-4596853
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                   Identification No.)

3621 Silver Spur Lane, Acton, California                     93510
(Address of Principal Executive Offices)                 (Zip Code)

                               (805) 269-2841
        (Issuer's Telephone Number, Including Area Code)

   Securities registered under Section 12(b) of the Exchange Act: None

   Securities registered under Section 12(g) of the Exchange Act:

                  Common Stock, $.01 par value
            Redeemable Common Stock Purchase Warrants

   Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X              No

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to the Form 10-KSB. [   ]

    The  issuer's revenues for the year ended December  31,  1997 were $ 975,918.

    The aggregate market value of the voting stock held by non-affiliates as of February 27, 1998 was $11,265,000. The amount was computed by reference to the average bid and asked prices of the Common Stock on that date on The Nasdaq Stock Market.

   As of February 27, 1998, 4,800,982 shares of Common Stock were outstanding, and 2,070,000 Redeemable Common Stock Purchase
Warrants were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for the 1998 annual meeting of stockholders, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this Report. The registrant's Current Report on Form 8-K dated January 14, 1998 is also incorporated by reference in Part III, Item 8 of this Report.

               Contents and Cross Reference Sheet
  (furnished pursuant o General Instruction F.2 of From 10-KSB)



Part I                                               Page
Item 1        Description of Business                 1
Item 2        Description of Property                12
Item 3        Legal Proceedings                      12
Item 4        Submission of Matters to a Vote of
              Security Holders                       12



Part II
Item 5        Market for Common Equity and Related
              Stockholder Matters                    12
Item 6        Management's Discussion and Analysis   15
Item 7        Financial Statements                   21
Item 8        Changes in and Disagreements With      44
              Accountants on Accounting and
              Financial Disclosure                   44



Part III
Item 9        Directors, Executive Officers,
              Promoters and Control Persons;
              Compliance with Section 16(a) of the
              Exchange Act                           44
Item 10       Executive Compensation                 44
Item 11       Security Ownership of Certain
              Beneficial Owners and Management       44
Item 12       Certain Relationships and Related
              Transactions                           44
Item 13       Exhibits, List and Reports on Form 8-K 44


Signatures                                           52


                             PART I

                   Forward Looking Statements

     Except for the historical information contained herein, the discussion in this Report and any document incorporated herein by reference contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, strategies, objectives, expectations and intentions. The cautionary statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" should be read as being applicable to all forward-looking statements wherever they appear. The Company's actual results could differ materially from those discussed or incorporated herein. Factors that could cause or contribute to such differences include those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations as well as those discussed elsewhere herein or in the documents incorporated herein by reference.

Item 1.  Description of Business

     Omega Orthodontics, Inc. (the "Company" or "Omega") provides management and marketing services primarily to orthodontic practices and other specialty dental practices in the United States. From its inception in August 1996 through September 30, 1997, Omega provided these services on a fee for services basis. Following its initial public offering of securities on October 6, 1997 (the "IPO"), the Company offers its services primarily under an affiliate relationship whereby it purchases the equity interests in a management services organization ("MSO") that holds certain assets of and is associated with an orthodontic or other dental specialty practice that contractually affiliates with the Company (individually, an "Affiliated Practice" and collectively, the "Affiliated Practices") and enters into a long-term management services agreement (the "Management Services Agreement") with the Affiliated Practice.

     As of December 31, 1997, the Company had completed affiliation agreements with nine Affiliated Practices. In addition, the Company had entered into interim management agreements with two specialty dental practices pursuant to which the Company provided its services on a fee for services basis pending completion of affiliation agreements with such practices. In January 1998, the Company completed affiliation agreements with five new Affiliated Practices, including the two practices with which it had previously entered into interim management agreements.

     Pursuant to its Management Services Agreements, the Company receives a monthly management fee for providing facilities, support staff and supplies to its Affiliated Practices and institutes a program of systems, methods and procedures the Company refers to as the Omega Exceptional Practice Model (the "Model"). The Model is designed to increase the Affiliated Practice's profitability by focusing on and improving customer service while simultaneously reducing costs and increasing operating efficiency.

     Omega seeks to affiliate with established orthodontic and other specialty dental practices that Omega believes have the potential for significant growth utilizing the Model. Omega considers financial and operational factors that include the practice's gross income, cost structure, existing treatment contracts, fees, schedules, referral rates and sources, health maintenance organization relationships, case starts, appointments per day and average treatment times. Omega also evaluates demographic factors that include the practice's location with respect to and the average income levels and concentration of families with children in the area.

     The Company's strategy is to (i) enter into affiliation agreements and Management Services Agreements with established orthodontic and other specialty dental practices that meet the Company's criteria and (ii) achieve operating efficiencies and increased profitability for each such practice through the implementation of the Model. The Model is designed to permit the practice to meet or exceed patient expectations by (a) offering flexible payment plans, (b) scheduling convenient appointment times, (c) ensuring that treatment is delivered on time, (d) updating patients and their referring dentists regularly on treatment programs and (e) training staff to anticipate and address patient needs.

     The Company has focused its initial marketing efforts on the practices of the approximately 4,500 orthodontists over the age of 47 who the Company believes are planning their transition to retirement. The Company believes it can generally place a higher value on a mature practice than other potential buyers, many of whom are recent orthodontic graduates. The Company believes that this higher valuation, combined with consideration in the form of a combination of cash, notes and the Company's Common Stock and the opportunity to delegate managerial and marketing responsibilities to an experienced management team, generally makes the Company an attractive alternative for orthodontists planning their transition to retirement. The Company will also target younger orthodontists who may want to merge their practices with the practice of an orthodontist in transition or take over such a practice, as well as other specialty dental practitioners, like endodontists, who may be in situations similar to those experienced by those orthodontists targeted by the Company.

The Orthodontic Industry

     General. Omega believes that the annual market for orthodontic treatment and services is approximately $3.6 billion. Based on U.S. census data that indicate that the number of children between the ages of five and 19 will increase by approximately 10.4 million by the year 2000, the Company expects that the growth in this population group will result in increased demand for orthodontic services. The orthodontic marketplace is highly fragmented and consists of approximately 9,000 practicing orthodontists, a significant majority of whom are sole practitioners. Omega believes that many of the orthodontists in practice today have excess patient capacity and lack the training and resources in management and marketing techniques to fill that capacity effectively. It is Omega's belief that less than five percent of the orthodontic practices in the United States are presently managed by independent, professional management service organizations and that an opportunity exists for the Company to market and sell its services to the orthodontic practices that are not currently managed by such organizations.

    The projected growth of the orthodontics market derives from several demographic and economic factors. Omega believes that the number of patients of prime orthodontic treatment age (12 years old) will likely remain at a level that is 15% higher in the ten years ending in 2002 than in the prior ten year period. Also, although orthodontic treatment has been historically viewed as an expensive elective, advances in practice methods and technologies have made it relatively more affordable. As a result, orthodontic treatment is being sought by a broadening segment of American society.

    Orthodontic Practice Dynamics. Although there exists a large and growing demand for orthodontic services in the United States, the Company believes that the orthodontic industry is presently ill-prepared to meet that demand. Orthodontists, the vast majority of whom are sole practitioners, are often highly skilled clinicians but generally are not trained in marketing themselves as professional service providers. Most rely on referrals from other dentists and from current or past patients. Accordingly, the Company believes that achieving sustainable growth through referrals requires both clinical excellence and a patient focus that emphasizes value, flexibility and efficiency.

    In order to increase profitability, the Company believes that orthodontists must improve their management and marketing techniques. Unlike many other medical and dental specialties, orthodontics involves treatment delivered over a period of two to three years for a fixed fee. Much of the treatment can be provided efficiently by the orthodontist delegating certain clinical and communications tasks to trained assistants. The Company believes that creative management and effective delegation would allow the orthodontist to reduce treatment costs per patient. In addition, the Company believes that the well managed orthodontic practice would also be able to handle a larger patient base, and, with a patient centered emphasis on the quality and efficiency of the services it offers, should be able to build that base through professional and patient referrals. As a result, the Company believes that an orthodontic practice with a qualified and capable orthodontist operating under a well-designed efficient schedule and utilizing professional management and marketing practices is capable of enhancing its profitability.

    Market for Orthodontic Practices. The value of orthodontic practices in the United States has fallen for the past several years. The number of potential sellers, generally orthodontists approaching retirement age, is relatively large compared to the potential purchasers. This downward pressure on prices for orthodontic practices results primarily from the fact that approximately 4,500, or 50%, of the practicing orthodontists in the United States are over the age of 47. The Company believes that many are looking to make a transition out of active practice while realizing as much value as possible from the goodwill they have built up over their years in practice.

    State laws governing the practice of dentistry and its specialties and the shrinking number of orthodontic graduates intending to practice in the United States have combined to limit the number of potential purchasers of orthodontic practices. State dental practice statutes and professional codes generally provide that only orthodontists may own, operate or control an orthodontic practice. These restrictions have functioned to depress the market for orthodontic practices and have inhibited the development of professional management in the industry.

    Another major factor in limiting the value of orthodontic practices is the historic oversupply of orthodontists in the United States which has reduced the number of recent orthodontic graduates. In addition, many of the more recent graduates are foreign students who plan to return to their own countries. The orthodontic graduates who seek to buy a practice generally have student loans and limited financial resources. As a result, Omega believes that the average purchase price for an orthodontic practice has fallen from roughly one year's gross revenues to approximately 70% of that number. In addition, the selling orthodontists often must finance the purchase by accepting a note for a significant part of the purchase price and, in order to ensure that the practice performs well enough to service the debt, often must stay involved in the management and marketing of the practice.

Business Strategy

    The Company's strategy has two principal components. First, the Company identifies established orthodontic and other specialty dental practices that it believes have potential for significant growth utilizing the Model and offers to affiliate with and manage those practices. Second, once an affiliate relationship is established, the Company and the affiliated dental practitioner (the "Affiliated Practitioner") and the practitioner's staff implement the Model in order to achieve operating efficiencies and increase profitability for the practice.

    Identify Potential Affiliations. The Company's success will largely depend upon the quality and quantity of orthodontic practices that it can attract to affiliate with the Company. The Company selects practices to consider affiliating with which are operated by orthodontists and other dental specialists who are qualified members of the American Association of Orthodontists. Management believes that the Company has the resources to identify a significant number of potential affiliates that meet the Company's criteria for affiliation. Although the Company has been in operation for less than two years, the members of the senior management team responsible for operations, Messrs. Schulhof, Bellavia and Elliott, each have been involved in the orthodontic industry for 12 or more years. Through their extensive presentations at orthodontic seminars and active consulting practices to the orthodontic industry, the Company's senior management team has relationships with practicing orthodontists throughout the country. The Company has also established a program of regular trade journal advertising, and Mr. Schulhof, in conjunction with Messrs. Bellavia and Elliott, has written a series of articles for orthodontic trade journals that outline the Model and its benefits for the practicing orthodontist.

   Once the Company identifies a potential affiliate, the Company conducts a comprehensive analysis of the practice, including a thorough financial and operational review and evaluation of staff, facilities, equipment and systems. Initially, an estimate of the current value of the practice is calculated based on the practice's gross income, net profit and new treatment contracts written during the prior twelve months. The Company evaluates the practice's capacity for improvement under the Model by analyzing (i) the number of new patient exams, treatment starts, patients in active treatment and patients seen per day, (ii) the fees charged for different treatments, (iii) the costs incurred by the practice for employees, facilities, supplies and laboratory work and (iv) the number of treatment chairs and dental and clinical assistants and the square footage of office space employed by the practice. Also, current staff are interviewed to determine their suitability for and commitment to the practice, and facilities and equipment are reviewed to ensure that they will support a larger and growing practice without significant additional cost. Finally, the practice's current systems for starting new patients, reviewing treatment programs, scheduling, communicating with patients and referral sources, marketing and controlling expenses, and the cost of upgrading or replacing the systems, are analyzed.

   The Company seeks practices that have the capacity to increase their profitability initially through improved performance on existing patient bases rather than through immediately increasing new patient exams. The Company generally requires that practices demonstrate the potential to grow approximately 40% with a relatively small increase in new patient exams. Practices that have developed strong professional referral relationships and have attractive locations and facilities are preferred over those that rely on mass marketing techniques and health maintenance organization relationships to grow.

    The Company also evaluates demographic factors affecting the practice. Practices located where there are significant concentrations of families with young children are attractive, particularly when the families have higher incomes than the national average and these populations are stable or growing. To date, the Company has focused its efforts on locating practices in the South or far West of the United States. As of February 28, 1998, the [12] Affiliated Practices maintain an aggregate of [13] offices, and such offices are situated in the following locales: Goodyear and Bullhead City, Arizona; Huntington Beach, Woodland Hills, and Encino, California; Colorado Springs, Colorado; Conyers, Georgia; Champaign, Illinois; Elko and Reno, Nevada; Watertown, South Dakota; Austin, Texas; and Glen Allen, Virginia.

    If the practice satisfies the Company's criteria for an affiliation, an offer is made for the practice to affiliate with the Company. The Company outlines proposed financial terms of the affiliation, including the Company's valuation of the practice and the amount of cash, notes and shares of the Company's Common Stock that the Company proposes to pay to acquire the equity interests in the MSO associated with the practice. Once the basic business terms of the affiliation are agreed to, the parties proceed to execute an affiliation agreement and the related Management Services Agreement. In some cases, the parties will enter into an interim management agreement pursuant to which the Company provides its services on a fee for services basis pending completion of the affiliation agreement and related Management Services Agreement. The Company has paid, on average for each of its 12 Affiliated Practices, a combination of approximately $315,000 in cash and issued approximately 87,000 shares of the Common Stock valued at the price per share of the Common Stock at the date of affiliation and, in certain cases, issued notes bearing interest at 8.5% and ranging in amount between $53,000 and $374,000. The Company plans to enter into affiliation agreements and Management Services Agreements with up to an additional 20 Affiliated Practices during 1998 at an average purchase price of approximately $600,000, of which the cash portion will be approximately $200,000.

    Implementing the Omega Exceptional Practice Model. The Model is patient centered and designed to promote customer service and increase the Affiliated Practitioner's productivity while permitting the Affiliated Practitioner to deliver quality treatment. The Model focuses the Affiliated Practitioner's team on understanding patient expectations and provides the team with the training, systems and other tools necessary to meet or exceed those expectations. The Model is generally implemented in a practice over a period of 12 months and involves the active participation of the Company's professional staff, the Affiliated Practitioner and his or her staff and a practice facilitator assigned by the Company to oversee the entire installation, monitor its progress and provide follow-up support.

    Customer service permeates all aspects of the Model. The Company provides a scheduling system that offers patients a wide choice of appointment times, including night and weekend appointments. The system also carefully plans the Affiliated Practitioner's time so that the patient is seen on schedule and the work is performed within the allotted appointment time. The Company offers flexible payment plans that meet the varying financial situations of the patients and reviews insurance benefits and credit issues with the patient in advance so that patients coming to a first exam will have sufficient information at the end of that exam to commit to the proposed plan of treatment.

    The Company believes that good communication between patients and the Affiliated Practitioner's team is essential to building successful relationships and developing customer satisfaction. The Company trains the Affiliated Practitioner and his or her staff in interpersonal skills and communication techniques and carefully plans and scripts patient interactions so that the team is attuned to patient needs and can handle their questions accurately and efficiently. The staff is instructed to make courtesy calls to patients after long or particularly difficult appointments to inquire about patient comfort and answer questions. In addition, the Company uses computerized analysis and video imaging to provide the patient with a clear understanding of the proposed treatment, including, in the case of orthodontics, all planned tooth and jaw movements, and its intended results.

   In order to enhance the total dental care the patient receives and to improve the Affiliated Practitioner's professional referral sources, the Model also encourages frequent communication between his or her team and the referring dentist. Automated diagnostic letters that include a treatment status report and video images of the patient are periodically delivered to the referring dentist. Brief seminars on current dental specialty developments are planned from time to time at the Affiliated Practitioner's office in order to keep referring dentists and their staffs informed and to promote opportunities for professional and staff interaction. By encouraging the close integration of specialty and general dental services, the Model promotes improved overall dental care for the patient and fosters strong relationships with the general dentists for future referrals.

    The Company believes that a more productive practice also serves the interest of the patients. In order to increase the Affiliated Practitioner's productivity, the Model requires his or her team to establish operational goals, such as increasing the number of treatment starts, percentage of patients seen on time and the dollars generated per minute of chair time. The team also sets financial and quality goals for the practice. In order to assist the team in accomplishing these goals, the Company has produced written policies and procedures for the team to adopt and follow and either upgrades the practice's present systems or installs a new, computerized operational and financial reporting system so that progress can be measured regularly.

     The Company believes that implementation of the Model generally should be accomplished over a 12 month period. The program is overseen by one of the Company's experienced practice facilitators who coordinates the efforts of the Affiliated Practitioner's team and the Company. The practice facilitator visits the Affiliated Practice monthly during this period to train the team, install systems and programs and audit and debug their performance. By the end of the first 12 months, the Affiliated Practice generally will have completed the following tasks: (i) established a new staff organizational structure;
(ii) installed a communication and marketing system; (iii) installed a sophisticated scheduling system to increase treatment productivity; (iv) instituted a new, flexible fee and payment program; (v) installed a new or upgraded financial and operational reporting system; (vi) conducted staff relationship training; (vii) conducted initial and final patient surveys; and
(viii) installed a patient communication and treatment completion review program.

Agreements with Affiliated Practitioners

    The Company affiliates with orthodontic and other specialty dental practices through a series of contractual arrangements. Initially, the Company and an Affiliated Practitioner enter into an affiliation agreement through which the Company acquires the equity interests in the MSO associated with the Affiliated Practitioner's practice. (The Company may cause a wholly-owned subsidiary to acquire the equity interests in the MSO to reduce adverse tax consequences in certain cases.) The Affiliated
Practitioner, who generally practices through and holds the practice assets in a professional corporation, converts that entity into a general corporation (the MSO) and creates a new professional corporation through which the Affiliated Practitioner continues to provide orthodontic or other specialty dental care (the Affiliated Practice). The Company acquires the equity interests in the MSO, and the Affiliated Practitioner causes the Affiliated Practice to enter into a long-term management services agreement with the Company.

      Through the Management Services Agreement, the Company provides practice management and marketing services, facilities and non-professional personnel to the Affiliated Practice for a monthly fee. In order to provide for an orderly transition in the event that the Management Services Agreement is terminated or expires or the Affiliated Practitioner ceases practice with the Affiliated Practice, the parties enter into a Stock Put/Call Option and Successor Designation Agreement (the "Put/Call Agreement"). This agreement creates for the Affiliated Practitioner certain rights and obligations to repurchase the practice assets held by the Company in the event that the
Management Services Agreement is terminated and grants the Company certain rights to designate a successor dental professional to purchase the stock of the Affiliated Practice when the Affiliated Practitioner ceases practice through retirement, death, disability or in other enumerated cases.

      Affiliation Agreement. The Affiliation Agreement is the mechanism through which the Company acquires the equity interests in the MSO of the Affiliated Practice, typically in exchange for a combination of cash, a promissory note and shares of Common Stock of the Company. The completion of the acquisition under the Affiliation Agreement is subject to certain conditions, including, without limitation, that there has been no material adverse change to the Affiliated Practice between the time the Affiliation Agreement is signed and the transaction is closed and that the Affiliated Practice and the Company have entered into the Management Services Agreement and the Put/Call Agreement.

      Management Services Agreement. Pursuant to the Management Services Agreement, the Company provides the Affiliated Practice with comprehensive management, financial and marketing services and facilities, equipment (in the control of the Affiliated Practice, where required by statute) and support personnel required by the Affiliated Practice to operate its clinical practice. The Company maintains existing dental equipment at the offices of the Affiliated Practice at the Company's expense and, after consultation with the Affiliated Practitioner and agreement upon the equipment needs of the Affiliated Practice, purchases new equipment for use by the Affiliated Practice. The Company is appointed the sole and exclusive business manager of the Affiliated Practice. In addition to providing facilities, equipment (in the control of the Affiliated Practice, where required by statute) and support services, the Company undertakes all purchasing, payment, billing, collection and payroll functions for the Affiliated Practice and facilitates the implementation of the Model.

      The Affiliated Practice is solely responsible for and has complete control and supervision over the professional aspects of its practice, as well as the provision of all professional services, including, without limitation, the selection of the course of treatment for a patient, procedures or materials to be used as part of such treatment and the manner in which such treatment is carried out. The Affiliated Practice has sole authority to direct the business, professional and ethical aspects of its practice. It makes all professional hiring decisions, renders patient care, and keeps all patient dental records. The Affiliated Practice is also responsible for entering into an employment agreement, including non-competition provisions, with each dental practitioner engaged by it, including the Affiliated Practitioner, and paying all salaries for dental professionals, professional licensure and board certification fees and professional liability insurance premiums.

      The Management Services Agreement typically has an initial term of twenty (20) years and is renewable for two, successive ten (10) year periods. During the initial term and any renewal term, the Management Services Agreement may be terminated by the Company or the Affiliated Practice only for "cause," which includes the bankruptcy of or a material default by the other party. In exchange for the performance of its duties and obligations under the Management Services Agreement, the Company receives a monthly management fee. The fee, which varies somewhat from practice to practice, is generally 65% to 75% of the Affiliated Practice's gross collections for the period. From the monthly fee, the Company pays all of its expenses in providing services to the Affiliated Practice, including, without limitation, the salaries and benefits of the Company's employees, the costs of any consultants, corporate overhead, lease obligations and taxes. In the event that the gross collections of an Affiliated Practice in a given month are not sufficient to pay the entire amount of salaries, benefits and other direct costs payable by the Affiliated Practice and the Company's monthly fee for such month, the Company anticipates making routine advances to the Affiliated Practice to fund any shortfalls for such month. Such advances will generally be repaid by the Affiliated Practice to the Company without interest as adequate funds are generated by the Affiliated Practice in subsequent months.

      Put/Call Agreement. The Put/Call Agreement governs the dissolution of the affiliation between the Affiliated Practice and the Company, whether caused by a termination or expiration of the Management Services Agreement or as a result of the cessation of practice by the Affiliated Practitioner. In the case of a termination or expiration of the Management Services Agreement, the Affiliated Practice may be required to repurchase the assets of the MSO utilized in the practice of the Affiliated Practitioner as set forth on the MSO's balance sheet as at the end of the month immediately preceding the date of such termination (when the termination is initiated by the Company) or may have the right to repurchase such assets (when the termination is initiated by the Affiliated Practice). Such assets typically will include leasehold improvements, fixtures, furniture, furnishings, equipment, inventory, supplies and intangibles. In the event that the Company initiates the termination, the Affiliated Practice is typically required to pay book value for the assets as shown on the MSO's balance sheet, and, in the event the Affiliated Practice initiates the termination, the Company is typically required to pay an amount equal to the sum of (a) the amount of cash paid to the Affiliated Practitioner by the Company under the Affiliation Agreement,
(b) the original principal amount of the Promissory Note (if any) issued by the Company to the Affiliated Practitioner under the Affiliation Agreement, and (c) the value of that number of shares of Common Stock issued to the Affiliated Practitioner under the Affiliation Agreement, such value to be determined by multiplying such number of shares by the average last sales (or closing) price for the Company's Common Stock on the NASDAQ Small Cap Market for each of the 60 trading days immediately preceding the date the notice of the Affiliated Practice's determination to repurchase such assets is delivered to the Company. When the Affiliated Practitioner ceases practicing with the Affiliated Practice, whether as a result of retirement, death, disability or other reason, the Company typically has the option to designate a successor practitioner to purchase the Affiliated Practice from the Affiliated Practitioner in order to ensure that the Affiliated Practice continues to operate and to perform its obligations under the Management Services Agreement. The Company may choose not to exercise this option where the Affiliated Practitioner proposes to sell the Affiliated Practice to another practitioner previously approved by the Company to be the Affiliated Practitioner's successor in the ownership of the Affiliated Practice.

Competition

      The business of providing orthodontic services is highly competitive in each of the markets in which the Company operates. Each of the Company's Affiliated Practices faces competition from orthodontists who maintain single offices or operate a single satellite office, as well as from orthodontists that maintain group practices or operate in multiple offices. The Affiliated Practices also compete with dentists who provide certain orthodontic services. The provision of orthodontic services by such dentists has increased in recent years.

      At this time, the Company believes that there are three publicly-traded companies, Orthodontic Centers of America, Inc., Apple Orthodontix, Inc. and OrthAlliance, Inc., actively competing in the orthodontic practice management market and that there are several other companies participating in the market. These three competitors and the other companies are significantly larger and have greater financial, marketing and other resources than the Company. The Company will compete with these three companies and other companies both for expansion into new affiliate practices and for patients. Management, however, believes the Company appeals to that segment of the orthodontic market that relies primarily on traditional patient and general dentist referrals to generate new business while these three competitors and other companies appeal to that segment of the orthodontic market that relies primarily on advertising and low fees to attract patients who would not otherwise seek orthodontic treatment.

     In addition, there are several companies pursuing strategies similar to the Company in other segments of the health care industry and additional companies with similar objectives may enter the Company's markets and compete with the Company. If a great number of competitors enter the orthodontic practice management market, it could drive up the purchase price of orthodontic practices adversely and affect the Company's expansion strategy. There can be no assurance that the Company will be able to compete effectively.

Government Regulation

      The fields of orthodontics and other dental specialties are highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. In general, regulation of health care companies is increasing.

      Every state imposes licensing requirements on orthodontists and other dental specialists and on facilities and services operated by them. In addition, federal and state laws regulate health maintenance organizations and other managed care organizations for which orthodontists and other dental specialists may be providers. In connection with the entry into new markets, the Company and its Affiliated Practitioners may become subject to compliance with additional regulations.

      The operations of the Affiliated Practices must meet federal, state and local regulatory standards in the areas of safety and health. Based on its familiarity with the operations of its current Affiliated Practices and the activities of the Affiliated Practitioners, management believes that its Affiliated Practices are in compliance in all material respects with all applicable federal, state and local laws and regulations.

      The laws of many states prohibit orthodontists and other dental specialists from splitting fees with non-dental specialists and prohibit non-dental entities (such as the Company) from practicing dentistry, including orthodontics, and from employing orthodontists, other dental specialists or, in certain circumstances, orthodontic and other dental specialty assistants. The laws of some states prohibit advertising of orthodontic and other dental specialty services under a trade or corporate name and require that all advertising be in the name of the orthodontist or dental specialist. A number of states also regulate the content of advertisement of orthodontic and other dental specialty services and the use of promotional gift items. A number of states limit the ability of a non-licensed dentist to own equipment or offices used in an orthodontic or other dental specialty practice. Some of these states allow leasing of equipment and office space to an orthodontic or other dental specialty practice, under a bona-fide lease, if the equipment and office remain in the complete care and custody of the orthodontist or other dental specialist. Management believes, based on its familiarity with the operations of its current Affiliated Practices, the activities of the Company's Affiliated Practitioners and the applicable regulations, that the Company's current and planned activities do not constitute the prohibited practices contemplated by these statutes and regulations. There can be no assurance, however, that future interpretations of such laws, or the enactment of more stringent laws, will not require structural and organizational modifications of the Company's existing relationships with its Affiliated Practitioners or the operation of the Affiliated Practices. In addition, statutes in some states could restrict expansion of Company operations in those jurisdictions.

      The Company regularly monitors developments in laws and regulations relating to dentistry. The Company may be required to modify its agreements, operations and marketing from time to time in response to changes in the business and regulatory environment. The Company plans to structure all of its agreements, operations and marketing in accordance with applicable law, although there can be no assurance that its arrangements will not be successfully challenged or that required changes may not affect operations or profitability.

Employees

      At December 31, 1997, the Company had approximately 74 employees and utilized a number independent contractors to assist with certain corporate functions and to provide consulting services to the Affiliated Practices. None of the Company's employees are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

Insurance

      The provision of orthodontic and other dental specialty services entails an inherent risk of professional malpractice and other similar claims. Although the Company does not influence or control the practice of dentistry by the Affiliated Practitioners or have responsibility for compliance with certain regulatory and other requirements directly applicable to the Affiliated Practices, the contractual relationship between the Company and the Affiliated Practices may subject the Company to medical malpractice actions. There can be no assurance that claims, suits or complaints relating to services and products provided by Affiliated Practices will not be asserted against the Company in the future. The availability and cost of professional liability insurance has been affected by various factors, many of which are beyond the control of the Company. The cost of such insurance to the Affiliated Practices may have an adverse effect on the Company's operations.

      The Management Services Agreements require the Affiliated Practices to maintain, at their expense, professional liability insurance for themselves and each orthodontist or other dental specialist employed by or otherwise providing professional services for the Affiliated Practice in the minimum amount of
$500,000 per occurrence and $1,000,000 in the aggregate. In addition, each Affiliated Practice will undertake to comply with all applicable regulations and requirements, and the Company will be indemnified under the Management Services Agreements for claims against the Company arising in connection with actions by the Affiliated Practices. The Company has general liability insurance for itself and requires that it be named as an additional insured party on the professional liability insurance policies of the Affiliated Practices pursuant to the Management Services Agreement. The Company does not maintain professional liability insurance for itself.

      The  Company maintains other insurance coverage's including
property,  workers'  compensation  and  directors  and   officers
liability insurance which management considers to be adequate for the size of the Company and the nature of its business.

Item 2.  Description of Property

    The Company leases facilities, under various operating leases which expire through October 2017, for each of its current
Affiliated Practices. The Company subleases office space and maintain its financial records in Massachusetts.

Item 3.  Legal Proceedings

    The Company is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   None

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)    Market Information

  The Company's Common Stock and Redeemable Common Stock Purchase Warrants are traded on The Nasdaq Stock Market ("Nasdaq") under the symbols ''ORTH'' and "ORTHW," respectively. Prior to October 1, 1997, there was no public market for the Common Stock or the Redeemable Common Stock Purchase Warrants. The following table sets forth the high and low bid quotation information by quarter for each of the Common Stock and the Redeemable Common Stock Purchase Warrants., as reported on Nasdaq. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                High        Low
Fourth Quarter, 1997
  Common Stock
                              $6.25       $2.87
  Warrants                     1.75         .50


(b)    Holders

    As of February 27, 1998, there were approximately 39 holders of record of the Common Stock and two holders of record of the Redeemable Common Stock Purchase Warrants. The Company believes that the number of beneficial owners of the Common Stock and of the Common Stock Purchase Warrants, respectively, is, in each case, substantially in excess of the number of record holders.

(c)    Dividends

   The Company has never declared or paid dividends on its Common Stock. The Company expects that future earnings, if any, will be retained for the growth and development of the Company's business and, accordingly, the Company does not anticipate that any dividends will be declared or paid on the Common Stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will depend upon the future earnings, results of operations, financial position and capital requirements of the Company, among other factors.

(d)    Recent Sales of Unregistered Securities

    During the year ended December 31, 1997, the Company sold equity securities in the following transactions without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder:

    During February and April 1997, the Company privately placed $300,000 of its 15% Senior Notes due September 30, 1997 (the "Bridge Notes") along with 60,000 shares of its Common Stock with a group of "accredited investors," as that term is defined in Rule 501 promulgated under the Securities Act. The total consideration received by the Company for these securities was $300,000. The Company relied on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder in issuing these securities without registration under the Securities Act.

    Pursuant to an agreement among the Company, Dr. C. Joel Glovsky, the Chairman of the Board, and The Mayflower Group, Ltd. ("Mayflower"), a private banking firm and a holder of in excess of five percent of the membership points of The Orthodontic Management Effectiveness Group of America, LLC ("OMEGA, LLC"), the principal stockholder of the Company, as amended and restated in April 1997, the Company issued 225,000 shares of its Common Stock to each of Dr. Glovsky and Mayflower in partial consideration of certain consulting services rendered by Dr. Glovsky and Mayflower to the Company. Such consulting services had a deemed value of approximately $2.0 million. Dr. Glovsky, as the Chairman of the Board of the Company, and Mayflower, as a principal point holder of OMEGA, LLC, the principal stockholder of the Company, had access to information on the Company necessary to make an informed investment decision. The Company relied on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder in issuing these securities without registration under the Securities Act.

    In April 1997, the Company issued 10,000 shares of its Common Stock to Leonard, Mulherin & Greene, P.C., a public accounting firm ("LMG"), in partial consideration for $50,000 worth of consulting services provided by LMG to the Company. Omega's Chief Financial Officer is a principal stockholder of LMG. Accordingly, LMG, through one of its principal stockholders, had access to information on the Company necessary to make an informed investment decision. The Company relied on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder in issuing these securities without registration under the Securities Act.

    In October 1997, simultaneously with the closing of its IPO, the Company issued an aggregate of 465,314 shares of its Common Stock to six of the seven initial Affiliated Practitioners as partial consideration for their affiliation with those six Affiliated Practitioners and granted an option to the seventh Affiliated Practitioner to acquire 83,333 shares of the Company's Common Stock an at exercise price of $6.00 per share as partial consideration for such affiliation. The Company relied on
Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder in issuing these securities without registration under the Securities Act.

    In December 1997, the Company issued an aggregate of 118,509 shares of its Common Stock to two Affiliated Practitioners as partial consideration for the affiliation with those two Affiliated Practitioners. The Company relied on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder in issuing these securities without registration under the Securities Act.

(e)    Use of Proceeds from Registered Securities

     The Company's Registration Statement on Form SB-2 (Registration No. 333-27179), as amended, with respect to the offering of shares of the Common Stock and Redeemable Common Stock Purchase Warrants in the Company's IPO was declared effective on September 30, 1997. The IPO commenced on October 1, 1997 and has since terminated, resulting in (i) the sale by the Company of 2,070,000 shares of Common Stock on October 6, 1997 (including 270,000 shares of Common Stock sold pursuant to the exercise of the underwriters' over-allotment option on the same date) and (ii) the sale by the Company of 2,070,000 Redeemable Common Stock Purchase Warrants on October 6, 1997 (including 270,000 Redeemable Common Stock Purchase Warrants sold pursuant to the exercise of the underwriters' over-allotment option on the same date). The shares of Common Stock and the Redeemable Common Stock Purchase Warrants sold constituted all the shares of Common Stock and all the Redeemable Common Stock Purchase Warrants covered by the Registration Statement and available for sale to the public in the IPO. The managing underwriter for the IPO was National Securities Corporation. The aggregate price to the public for the shares of Common Stock and the Redeemable Common Stock Purchase Warrants sold in the IPO was $12.6 million. The Company incurred total expenses of $3.1 million, including $1.3 million in underwriting discount and commissions paid by the Company and $1.8 million in other expenses. The amount of other expenses is a reasonable estimate of such amount. None of such payments was a direct or indirect payment to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

  The net proceeds to the Company from the IPO were $9.5 million. The Company used such net proceeds as follows: (i) $1.1 million for the repayment of debt; (ii) $2.1 million to consummate the affiliations with the seven initial Affiliated Practices (the "Initial Affiliated Practices"); (iii) $433,000 to consummate affiliations with additional Affiliated Practices; and (iv) $450,000 for working capital and other corporate purposes. None of such payments was a direct or indirect payment to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company, except (a) $115,000 of debt repayments were paid to Dr. Glovsky, the Chairman of the Board of the Company; (b) $50,000 of debt repayments were paid to Dr. Dean
C. Bellavia, a director of the Company; (c) $50,000 of debt repayments were paid to Dr. David T. Grove, a director of the Company, and $333,567 was paid to Dr. Grove as partial consideration for acquiring certain assets of his practice in connection with the consummation of the affiliation with his Affiliated Practice; and (d) $100,000 was loaned to Robert J. Schulhof, the President and Chief Executive Officer of the Company, to assist him in repaying certain personal obligations which he incurred during the start up of the Company.

Item 6.Management's   Discussion  and   Analysis   of   Financial
       Condition and Results of Operations

General

     Omega was incorporated in Delaware in August 1996. Following its IPO on October 6, 1997, the Company began to offer its services primarily under an affiliate relationship whereby it purchases the equity interests in an orthodontic practice's MSO pursuant to an Affiliation Agreement and enters into a long term Management Services Agreement with the Affiliated Practitioner's Affiliated Practice. Pursuant to the Management Services Agreement, the Company receives a monthly management fee for providing all of the Affiliated Practice's practice needs, including facilities, support staff and supplies, as well as a program of systems, methods and procedures designed to enhance the growth, efficiency and profitability of the Affiliated Practice.

     Pursuant to the Affiliation Agreement, the Affiliated Practitioner typically converts his existing professional corporation into a general corporation that will function as the MSO and creates a new professional corporation (the Affiliated Practice) through which the Affiliated Practitioner will continue to provide orthodontic care. The MSO retains certain assets and liabilities which typically include the lease for the Affiliated Practice's office space, clinical supplies and equipment and office furniture, supplies and equipment. The Affiliated Practice will retain certain other assets and liabilities (if any) which typically include all cash and cash equivalents, real property, automobiles, patient records, related patient information and notes payable unrelated to assets purchased. The Company generally acquires all of the equity interests of the MSO from the Affiliated Practitioner, the purchase price for which is determined through an assessment of immediate and future return on investment. The MSO typically is acquired for a combination of cash, notes and unregistered Common Stock or stock options. The average MSO purchase price is approximately $600,000, of which the cash portion is approximately $200,000.

       The Management Services Agreement provides that the Affiliated Practice will utilize the facility and the Company's services for a period of 20 years, with two ten year extensions. While each Management Services Agreement is negotiated based on specific circumstances, the management fees charged typically range between be 65% to 75% of the Affiliated Practice's gross income, which is expected to be sufficient to pay all of the MSO's expenses and provide a return on the Company's investment. If the Affiliated Practice's expenses payable by the MSO are less than an agreed target amount of expenses, the difference between the target amount and the actual expenses will typically be shared equally by the MSO and the Affiliated Practice. At the retirement, disability or death of the Affiliated Practitioner, the Company will identify a replacement Affiliated Practitioner to purchase the Affiliated Practice and assume the Management Services Agreement.

      Concurrent with the IPO, the Company executed Affiliation Agreements with seven Initial Affiliated Practices. In addition, between October and December 31,1997 the Company entered into Affiliation Agreements with two additional Affiliated Practices. Pursuant to those collective agreements, the Company acquired the equity interests in the MSOs of all nine Affiliated Practices. Each of the Affiliated Practices is operated with one practitioner, who is typically supported by a staff of three dental assistants and three office personnel. Gross revenues for each Affiliated Practice for the year ended December 31, 1996 ranged from a low of approximately $390,000 to a high of approximately $975,000.

      In consideration for acquiring the MSOs, the Company paid the aggregate of approximately $2.2 million in cash, issued an aggregate of approximately $441,000 in notes bearing interest at 8.5%, assumed $973,973 of liabilities, issued an aggregate of 583,823 shares of Common and granted options to acquire 83,333 shares of Common Stock.

      The Company expects that its future growth will come from implementing its Model with Affiliated Practices and entering into Affiliation Agreements with new Affiliated Practices. The ability of the Company to achieve its expansion will depend upon a number of factors, including (i) the Company's ability to attract orthodontic and other dental specialists to affiliate with the Company, (ii) the availability of suitable markets and the Company's ability to obtain suitable locations within those markets; (iii) the Company's ability to locate existing practices for affiliation, affiliate with such practices on favorable terms and successfully integrate the affiliated operations into the Company's existing operations; and (iv) the availability of adequate financing to fund affiliations with orthodontic and other dental specialty practices. A shortage of available orthodontists and other dental specialists with the skills and experience required by the Company would have a material adverse effect on the Company's expansion plans. There can be no assurance that the Company's expansion strategy will be successful, that modifications to the Company's strategy will not be required or that the Company will be able to manage effectively and enhance the profitability of its Affiliated Practices.

     The value assigned to the Management Services Agreement with the acquisition of the assets and liabilities of the MSO and concurrent Management Services Agreement with the Affiliated
Practices has been accounted for by the Company in accordance with the Emerging Issues Task Force ("EITF") Issue 97-2. Substantially all of the intangible assets on the Company's consolidated balance sheet as of December 31, 1997 are related to the affiliation with the Affiliated Practices. The Company evaluates each affiliation and establishes an appropriate amortization period based on the underlying facts and circumstances. Currently, the Company uses an amortization period ranging from 25 to 40 years, consistent with the extended terms of the Management Services Agreements. Subsequent to each acquisition, the Company reevaluates such facts and circumstances to determine if the related intangible assets continue to be realizable and if the amortization period continues to be appropriate.

      Amortization of the intangible assets on the Company's consolidated balance sheet as of December 31, 1997 produced an amortization expense of approximately $35,000. Affiliations with additional Affiliated Practices will result in the recognition of additional intangible assets and will cause amortization expense to increase further. Although the net unamortized balance of intangible assets on the Company's consolidated balance sheet as of December 31, 1997 was not considered to be impaired, any future determination that a significant impairment has occurred would require the write-off of the impaired portion of unamortized intangible assets , which would have a material adverse effect on the Company's business, financial condition and results of operations.

 Results of Operations

      For the year ended December 31, 1997 and the period from inception (August 30, 1996) through December 31, 1996.

Revenues

     Prior to the Company's IPO, on October 6, 1997, the Company provided management consulting services to Orthodontic practices on a fee for service basis. Management consulting fees were approximately $43,000 for the period from inception (August 30,
1996) through December 31, 1996 and approximately $58,000 for the year ended December 31, 1997 and are reflected as consulting fee revenue in the accompanying statements of operations. Following the completion of the IPO on October 6, 1997, the Company completed its affiliations with seven Affiliated Practices and generated service fee revenue of approximately $918,000 for the year ended December 31, 1997. In addition, between October 1,
1997 and December 31, 1997, the Company affiliated with two additional practices on an interim management agreement basis. Under the terms of the interim management agreements, the Company receives service fee revenue for providing management services which are essentially the same as management service fees earned upon consummation of a formal Management Services Agreement. Accordingly, service fee revenue reflects only three months of operations during the year ended December 31, 1997. There were no service fee revenues for the period from inception (August 30, 1996) to December 31, 1996.

Cost and Expenses

     The Company incurred operating costs and expenses of approximately $4.5 million for the year ended December 31, 1997. The Company's costs and expenses consist primarily of salaries and benefits, orthodontic supplies, rent, advertising and marketing, general and administrative and depreciation and amortization. The Company incurred operating costs and expenses of approximately $248,000 for 1996 which represented corporate office expense and the cost of providing certain management consulting services for the period from inception (August 30, 1996) through December 31, 1996. Of the $4.5 million of costs and expenses for the year ended December 31, 1997, approximately $2.3 million relates to the value ascribed to stock and stock options issued to advisors of the Company in April 1997, and $305,000 relates to cash payments to be made in 1998 in connection with those stock grants. The Company also incurred various legal, accounting, travel, personnel and marketing costs during the period from inception (August 30, 1996) through December 31, 1996 in connection with the IPO and the affiliations with the Affiliated Practices. The Company's costs and expenses include:

     Employee Costs. Includes all salaries, payroll taxes and fringe benefits of the dental assistants, office staff and corporate office personnel.

     Other  Direct  Costs.  Includes dental and office  supplies,
     laboratory   costs,   facilities  and  equipment   for   the
     Affiliated Practices and corporate office.

     General and Administrative. Includes all other operating expenses, including advertising, repairs and maintenance, computer support, telephone, utilities, taxes and licenses for the Affiliated Practices and corporate office, as well as the cost of consultants, professional fees and travel related to providing support to the Affiliated Practices and corporate office.

     Depreciation and Amortization. Includes depreciation of equipment and leasehold improvements of the Affiliated
     Practices and amortization of intangible assets related to the Management Services Agreements.

     Non-recurring Consulting Expense. Relates to approximately $2.3 million value ascribed to stock and stock options issued to advisors of the Company in April 1997 and $305,000 relates to cash payments to be made in 1998 in connection with those stock grants.

Interest Expense

     Interest expense of approximately $149,000 for the year ended December 31, 1997 reflected the cost of borrowings under interim and bridge financing used to finance the cost of operations and IPO costs. These notes were paid in full with a portion of the proceeds of the IPO. In addition, interest expense includes notes payable to Affiliated Practices issued as part of the purchase price of those practices. Interest expense of approximately $30,000 for the period from inception (August 30, 1996) to December 31, 1996 reflects the cost of borrowing under bridge financing outstanding at that time.



Interest Income

     Interest income of approximately $79,000 for the year ended December 31, 1997 reflected interest earned on the Company's net proceeds from the IPO. Interest income of $2,000 for the period from inception (August 30 ,1996) to December 31, 1996 reflected interest earned on the net proceeds of the bridge notes issued during 1996.

Net Loss

     As  a result of the foregoing factors, the Company generated a net loss of approximately $3.6 million, or $1.59 per share, for
the  year  ended  December  31,  1997,  versus  a  net  loss   of
approximately $232,000, or $0.14 per share, for 1996.

Liquidity and Capital Resources

Financing Activities

      The Company has financed its capital requirements to date with borrowings from bridge and interim notes and the issuance of equity securities.

      Omega has experienced net losses, negative cash flows, a deficit in working capital and an accumulated deficit since its inception. The Company's accumulated a deficit from inception (August 30, 1996) to October 1, 1997 (the Company's IPO) was approximately $3.3 million. The Company reported a significant loss from operations for the year ended December 31, 1997 due primarily to the value ascribed to certain stock compensation earned by consultants in April 1997. At December 31,1997, the Company had an accumulated deficit since inception of approximately $3.9 million.

      The Company makes routine cash advances from time to time to its Affiliated Practices under its Management Services Agreements to fund any deficits in monthly cash flows of the Affiliated Practices. Such advances will generally be repaid by the Affiliated Practices to the Company without interest as adequate funds are generated by the Affiliated Practices.

       The  Company's  expansion  strategy  requires  substantial capital resources. Capital is needed not only for the affiliation with future Affiliate Practices, but also for the effective integration, operation and expansion of the existing and future Affiliated Practices. In addition, the Affiliated Practices may from time to time require capital for renovation and expansion and for the addition of equipment and technology. The extent to which the Company is able or willing to use shares of Common Stock to enter into future affiliations or provide future financing will depend on the market value of the Common Stock from time to time and, in the case of affiliations, the willingness of owners of potential Affiliated Practices to accept Common Stock as full or partial payment of consideration for their affiliations. Using shares of Common Stock for these purposes may result in significant dilution to existing stockholders. The Company will require additional capital from outside financing sources in order to continue its expansion program. There can be no assurance that the Company will be able to obtain additional funds when needed on satisfactory terms or at all. Any limitation on the Company's ability to obtain additional financing could have a material adverse effect on the Company's business, financial condition and results of operations.

Business Development

      The Company's business development program also requires significant amounts of capital. The amount of cash needed to attract new Affiliated Practices, particularly the amount to be used in any given period, depends on a number of factors, many of which are beyond the Company's control. The Company anticipates the use of a combination of cash, notes and shares of its Common Stock to fund such additional affiliations, the Company will use cash flows from operations, net proceeds from its IPO and will seek to raise capital through bank borrowings and public or private debt or equity issuances. The availability of these capital sources will depend on prevailing market conditions, interest rates and the financial condition of the Company. During the year ended December 31, 1997, the Company spent approximately $2.2 million of cash, issued 583,823 shares of Common Stock and granted options to acquire 83,333 shares of Common Stock in connection with affiliations with Affiliated Practices.

Working Capital Management

      The Company had $4.7 million of working capital at December
31, 1997, consisting primarily of cash and cash equivalents of approximately $5.4 million as a result of the net proceeds remaining from the IPO.

Safe Harbor Statement under the Private Securities Litigation
Reform Act of 1995

     Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

     The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based on a successful execution of the Company's expansion strategy and assumptions that the Affiliated Practices will be profitable, that the orthodontic industry will not change materially or adversely, and that there will be no unanticipated material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of the Company's early stage of operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 7.  Financial Statements


                    Omega Orthodontics, Inc.
               Consolidated Financial Statements

                             Index


Consolidated Financial Statements:

     Reports of Independent Auditors                         F-1

     Consolidated Balance Sheets                             F-3

     Consolidated Statements of Operations                   F-5

     Consolidated Statements of Stockholders' Equity (Deficit)F-6

     Consolidated Statements of Cash Flows                   F-7

     Notes to Consolidated Financial Statements              F-9









            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Omega Orthodontics, Inc.:

We have audited the accompanying consolidated balance sheet of Omega Orthodontics, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omega Orthodontics, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



Boston, Massachusetts                        /s/ Arthur Andersen LLP
March 19, 1998







            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Omega Orthodontics, Inc.:

We have audited the accompanying balance sheet of Omega Orthodontics, Inc. (the Company) as of December 31, 1996 and the related statements of operations, stockholders deficit, and cash flows for the period from August 30, 1996 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omega Orthodontics, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the initial period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has an accumulated deficit of $232,112, and a working capital deficiency of $368,032 at December 31,
1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



Boston,  Massachusetts                      /s/ Ernst & Young LLP
March 7, 1997

                    Omega Orthodontics, Inc.
                  Consolidated Balance Sheets

                                                        December 31,
                                                     1997            1996
ASSETS

Current assets:
  Cash  and  cash equivalents                        $  5,421,721  $ 321,057
  Receivable from affiliated practices, net of
     allowance  of $5,700 in  1996                        926,271     18,296
  Notes  receivable from affiliated  practice              50,000          -
  Notes  and  interest receivable from related  parties   120,859          -
  Prepaid expenses                                         55,791      4,000
     Total  current assets                              6,574,642    343,353

Property  and equipment, at cost, net                     503,339     10,096
Due  from  affiliated  practices                           53,194          -
Intangible assets, net of accumulated amortization of
  $35,145 in 1997                                       5,099,043          -
Other assets                                               80,303    137,474

     Total  assets                                    $12,310,521  $ 490,923

The accompanying notes are an integral part of these consolidated financial statements.

                    Omega Orthodontics, Inc.
                  Consolidated Balance Sheets
                          (Continued)
                                                             December 31,
                                                          1997            1996

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts  payable                                  $    155,671     $ 21,234
  Accrued   expenses                                      354,513       88,115
  Patient   prepayments                                   775,699            -
  Current portion of long-term  debt                       76,130      575,000
  Due  to  affiliated  practices                          147,955            -
  Due  to related parties                                 305,000       27,036

     Total  current liabilities                         1,814,968      711,385

Long-term  debt,  less current  portion                   468,551            -

     Total  liabilities                                 2,283,519      711,385

Commitments and contingencies (Note 12)

Stockholders' equity (deficit):
  Preferred stock, $.01 par value per share; 500,000
   shares  authorized;  no  shares  issued                      -            -
  Common stock, $.01 par value per share; 9,500,000
   shares authorized; 4,338,823 and 1,615,000 shares
   outstanding at December 31, 1997 and 1996,
   respectively                                            43,388       16,150
Additional paid-in capital                             13,858,851            -
Accumulated deficit                                  (  3,875,237)   ( 232,112)
Deferred compensation                                          -        (4,500)
     Total stockholders' equity (deficit)              10,027,002    ( 220,462)

  Total liabilities and stockholders'
  equity (deficit)                                  $  12,310,521   $  490,923




The accompanying notes are an integral part of these consolidated financial statements.

                    Omega Orthodontics, Inc.
             Consolidated Statements of Operations

                                                           Period From
                                                            Inception
                                                        (August  30, 1996)
                                           Year Ended           to
                                      December 31, 1997  December 31, 1996

Revenues:
  Service   fees                      $     918,312       $           -
  Consulting   fees                          57,606              43,078
     Total revenues                         975,918              43,078

Costs and expenses:
     Employee  costs                        744,731              90,554
  Other   direct  costs                     173,538              11,678
  General   and  administrative             979,247             144,670
  Depreciation  and  amortization           116,203               1,116
  Non-recurring  consulting expense       2,592,500                   -
     Total  costs and expenses            4,606,219             248,018

Loss  from operations                    (3,630,301)        (   204,940)

Interest expense                         (   91,489)        (    29,635)
Interest   income                            78,665               2,463

     Net  loss                          $(3,643,125)       $(   232,112)

Basic and diluted net loss per share    $(     1.59)       $(     0.014)

Weighted average number of common shares
   outstanding                            2,289,623           1,685,000

The accompanying notes are an integral part of these consolidated financial statements.

                                        Omega Orthodontics, Inc.
                       Consolidated Statements of Stockholders' Equity (Deficit)

                                  Common Stock          Additional                                    Total
                             Number of   $.01 Par       Paid-in       Accumulated   Deferred       Stockholders'
                             Shares       Value         Capital         Deficit    Compensation  Equity (Deficit)

Issuance of common stock in
connection with asset
acquisition                 1,050,000       $ 10,500  $        -    $         -   $         -  $       10,500
Issuance of common stock in
connection with debt
offering                      115,000          1,150           -              -             -           1,150
Issuance of common stock in
connection with the
advisors' agreement           450,000          4,500           -              -        (4,500)              -
Net loss                            -              -           -     (  232,112)            -        (232,112)
Balance, December 31,
1996                        1,615,000         16,150           -     (  232,112)       (4,500)       (220,462)
Issuance of common stock in
connection with debt
offering                       60,000            600           -              -             -              600
Release from escrow of
common stock previously
issued to advisors                  -              -   2,020,500              -         4,500        2,025,000
Issuance of common stock to
consultants                    10,000            100           -              -             -              100
Initial public offering of
common stock and warrants,
net of issuance costs of
    $3,101,831              2,070,000         20,700   9,504,487              -             -        9,525,187
Issuance of common stock
and stock options to new
affiliated  practices         583,823          5,838   2,071,364              -             -        2,077,202
Issuance of stock options to
non-employee                        -              -     262,500              -             -          262,500
Net  loss                           -              -           -    ( 3,643,125)            -       (3,643,125)
Balance, December 31,
1997                        4,338,823       $ 43,388 $13,858,851   $( 3,875,237)     $      -     $ 10,027,002

The accompanying notes are an integral part of these consolidated financial statements.


                     Omega Orthodontics, Inc.
              Consolidated Statements of Cash Flows
                                                            Period from
                                                             Inception
                                                          (August 30,1996)
                                          Year Ended             to
                                       December 31, 1997  December 31, 1996
Cash flows from operating activities:
Net loss                               $(    3,643,125)   $(      232,112)
Adjustments to reconcile net loss to
net cash used in operating activities:
   Provision for bad debts                           -              5,700
   Depreciation  and amortization              116,203              9,500
   Stock compensation                        2,288,200              2,430
   Changes in operating assets and
   liabilities, excluding the
   effects of acquisitions:
    Receivable from affiliated practices    (  809,080)       (    23,996)
    Prepaid expenses and other assets       (   51,791)       (     4,000)
    Accounts payable                           134,437             21,234
    Accrued expenses                        (  260,890)            88,115
    Patient prepayments                        436,782                  -
    Due to affiliated practices                147,955                  -
    Due to related parties                     277,964             27,036
 Net cash used in operating activities      (1,363,345)       (   106,093)

Cash flows from investing activities:
 Purchases of property and equipment        (   93,716)       (     7,284)
 Increase in other assets                   (   80,648)       (     1,644)
 Acquisition of management services
  agreements and related assets             (2,216,134)                 -
 Notes receivable                           (  170,859)                 -
 Net  cash used in investing activities     (2,561,357)       (     8,928)

Cash flows from financing activities:
 Deferred offering costs                             -        (   101,228)
 Debt financing costs                       (   22,049)       (    37,694)
 Repayment of borrowings                    (1,089,000)                 -
 Proceeds from issuance of notes payable       510,000            575,000
 Net proceeds from issuance of common stock and
       warrants                              9,626,415                  -
Net cash provided by financing activities    9,025,366            436,078

Net increase in cash and cash equivalents    5,100,664            321,057
Cash and cash equivalents, beginning
 of period                                     321,057                  -
Cash and cash equivalents, end of period  $  5,421,721     $      321,057

Supplemental disclosure of cash flow information:
 Cash paid during the year for  interest  $     97,607     $       20,135

 The   accompanying   notes  are  an  integral   part   of   these
consolidated financial statements.


                     Omega Orthodontics, Inc.
       Consolidated Statements of Cash Flows - (Continued)


                                                       Period from
                                                         Inception
                                                      (August 30,1996)
                                       Year Ended            to
                                    December 31, 1997  December 31,1996

Supplemental disclosure of cash
 flows related to acquisitions:
 Fair  value of assets acquired,
  excluding   cash                    $  5,708,177      $         -
 Issuance  of common stock             ( 2,077,202)               -
 Issuance  of notes payable            (   440,868)               -
 Payments in connection with
  acquisitions, net of cash acquired   ( 2,216,134)               -

     Liabilities assumed              $    973,973      $         -

Supplemental disclosure of non cash
 items from investing activities:
 Issuance of common stock in connection
   with  acquisitions                 $  2,077,202      $         -

 Issuance of debt in connection with
   acquisitions                       $    440,868      $         -

 The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Basis of Presentation

Omega Orthodontics, Inc. (the Company) was incorporated in Delaware in August 1996 and subsequently acquired the assets and certain consulting contracts held by The Orthodontic Management Effectiveness Group of America, LLC (Omega, LLC), a California-based orthodontic practice management and consulting firm, in exchange for 1,050,000 shares of the Company's common stock.

The Company provides management and marketing services to orthodontic and other dental specialty practices in the United States. The Company offers its services primarily under an "affiliate" relationship whereby it purchases the equity interests of the management services organization (MSO) that holds certain assets of and is associated with an orthodontic or other dental specialty practice (Affiliated Practice) and enters into a long-term management services agreement (Management Services Agreement) with the Affiliated Practice of the selling orthodontist or other dental specialist (Affiliated Practitioner). Pursuant to that agreement, the Company receives a monthly management fee, based on the revenue of the Affiliated Practice, for providing all of the Affiliated Practice's needs, including facility, staff, supplies, as well as a program of systems, methods and procedures designed to enhance the growth, efficiency and profitability of the Affiliated Practices.

On October 6, 1997, the Company closed its initial public offering of securities pursuant to which the Company sold 2,070,000 shares of common stock and 2,070,000 common stock purchase warrants. The Company received proceeds from the offering, net of the underwriter's discount, fees and expenses, of approximately $9.5 million. From the net proceeds, the Company paid in full the notes payable used to finance operations prior to the offering and paid the cash portion of the affiliations with seven orthodontists (see Note 3), resulting in cash available after the offering and related expenses of approximately $6.3 million.

The Company is subject to a number of risks associated with emerging, growth companies. Principal among these are the risks associated with managing growth, marketing the Company's services and the need to obtain adequate additional financing to fund future operations and acquisitions. Management's financial plans indicate that additional financing will be required in future periods to meet the Company's strategic business plan; therefore, management is exploring various financing alternatives.

The Company has incurred losses of $3,875,237 from inception through December 31, 1997 and has funded those losses primarily through the sale of common stock. The Company is dependent on the proceeds of additional financing to achieve its business plan.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. Cash equivalents consist primarily of commercial paper at December 31, 1997 and are carried at cost, which approximates market value.

Property and Equipment

Property and equipment is stated at cost. Equipment under capital lease is stated at the net present value of the future minimum lease payments at the inception of the related leases. Depreciation expense is provided using the straight-line method over the estimated useful lives of the assets, five to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the assets. Routine maintenance and repairs are charged to expense as incurred, while costs of betterments and renewals are capitalized.

Intangible Assets

Intangible assets consist primarily of the value ascribed to Management Services Agreements which are amortized over the life of the Management Services Agreements (ranging from 25 to 40 years) with the respective Affiliated Practices. The Company's management periodically evaluates the realizability of the intangible assets on a practice by practice basis considering such factors as profitability and net cash flow. Should this evaluation result in an assessment that the value of the intangible asset is overstated, an adjustment will be made in the period that the adjustment is identified. If it is determined that the estimated remaining service period requires revision, that revision will be made on a prospective basis. Based on its most recent analysis, management believes that no impairment of intangible assets exists.

Reclassifications

Certain  amounts  in  the  prior year have  been  reclassified  to
conform    with    the    current   year   presentation.     These
reclassifications had no effect on change in accumulated deficit.

Revenue Recognition

The Company's services are provided under Management Services Agreements and interim management agreements with Affiliated Practices (management agreements). Net revenue earned by the Company under the management agreements is equal to approximately 25% of new patient contract balances in the first month of new patient contracts plus a portion of existing contract balances, less amounts retained by the Affiliated Practices. The Company provides practice management and marketing services, facilities and non-professional personnel and receives 65% to 75% of the Affiliated Practices' gross patient fee collections as a management fee. The Affiliated Practices retain all revenue not paid to the Company as the management fee. The amounts retained by the Affiliated Practices are dependent on their financial performance, based in significant part on their cash receipts and disbursements. If total expenses of an Affiliated Practice are below prescribed percentages, the Affiliate Practice is entitled to retain 50% of the difference. Under the terms of the management agreements, the Affiliated Practices assign their receivables to the Company in payment of their management fees. The Company is responsible for collections. The Company also assumes its portion of patient prepayments, deposits from patients for dental care to be performed in future periods.

Loss Per Share

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997. In February 1998, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 98 (SAB
98). This bulletin revises the SEC's guidance for calculating earnings per share for fiscal years ending after December 15, 1997.

Basic loss per share was determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share is the same as basic loss per share as the effects of the Company's potential common stock (options to purchase 233,333 shares of common stock and 2,070,000 warrants in
1997) are antidilutive. During the period preceding the Company's initial public offering, the Company issued 185,000 shares of common stock that have been treated as "nominal issuances" in accordance with SAB 98 in the calculation of net loss per share.

Concentration of Credit Risk

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosures of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution. The Company's accounts receivable credit risk is concentrated within the United States, and no customer represented a significant credit risk to the Company.

Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. The Company's financial instruments consist of cash, cash equivalents, receivables, accounts payable, patient prepayments and debt instruments. The estimated fair value of these financial instruments approximate their carrying value.

New Accounting Standards

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for the fiscal years beginning after December 15, 1997.

In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption.

During 1997, the Emerging Issues Task Force (EITF) of the FASB issued EITF 97-02, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements, which provides guidance regarding the accounting treatment of contractual management relationships. The EITF established specific criteria to be met for consolidating physician practices. The criteria include the existence by the Physician Practice Management Entity of a controlling financial interest in the physician's practice based on term of the agreement, control of the non-medical operating decisions, and financial interest. Based on its most recent analysis, management believes the Company does not have a controlling financial interest in the physician practices with which it contracts.

Note 3 - Initial Orthodontic Affiliations

On October 6, 1997, the Company entered into Management Services Agreements with seven Affiliated Practices (Initial Affiliated Practices) in the United States, simultaneously with the closing of its initial public offering (see Note 1). These agreements provide for the purchase by the Company of the equity interests in the MSOs formed by the selling orthodontists (Initial MSOs) for consideration ranging from $297,000 to $952,000 for each Initial MSO. Total consideration related to the affiliations with the Initial MSO is summarized as follows:

     Value of common stock and options issued          $1,865,202
     Cash paid                                          1,782,801
     Notes payable                                        142,535
          Total                                        $3,790,538

The  cost  of each of the Initial MSOs has been allocated  on  the basis of the estimated fair value of the assets acquired and liabilities assumed, resulting in management service contract intangibles of approximately $4.1 million. These allocations may be adjusted to the extent that management becomes aware of additional information within one reporting year of the affiliation date, which results in a material change in the amount of any contingency or changes in the estimated fair value of assets acquired and liabilities assumed.

The allocation of the purchase price of the Initial MSOs, including acquisition costs of approximately $39,000, is as follows:

     Receivables                             $         152,090
     Property and equipment                            305,091
     Management service contract intangibles         4,094,126
     Patient prepayments                           (   219,514)
     Assumed liabilities                           (   541,255)

                                                    $3,790,538

Concurrent with the affiliation with the Initial MSOs, the Company and each Initial MSO entered into a 20-year Management Services Agreement, renewable for two additional 10-year periods, with each Initial Affiliated Practice. The agreement stipulates that the Initial MSO provide practice management and marketing services, facilities and non-clinical personnel to the Initial Affiliated Practices for a monthly fee, generally equal to 65% to 75% of the Initial Affiliated Practice's gross patient fee collections. If the total expenses of each Initial Affiliated Practice are below prescribed percentages, the Initial Affiliated Practice is entitled to receive 50% of the difference. The Initial Affiliated Practice has sole authority to direct the business, professional and ethical aspects of the practice, make all professional hiring decisions, render patient care, and keep all patient records. Each Initial Affiliated Practice has also entered into an employment agreement, including non-competition provisions, with each orthodontist employed and has agreed to pay all salaries for dental professionals, professional licensure and board certification fees and professional liability insurance premiums.

Each Affiliated Practitioner has certain rights and obligations to repurchase, and each Initial MSO has the right to require the Affiliated Practitioner to repurchase, the non-clinical practice assets held by such Initial MSO in the event that the Management Services Agreement is terminated. Such purchases will generally require payment of the book value of the net assets of the
Initial MSO. The Initial MSO also has certain rights to designate a successor orthodontist to acquire the practice of the Affiliated Practitioner when the Affiliated Practitioner ceases practice.

Financial data for the year ended December 31, 1996 related to the Initial Affiliated Practices are summarized as follows:
                                                      Unaudited
       Patient revenues                     $         4,615,677
       Cash collections                               4,486,113
       Practice expenses                              4,076,863

Practice    expenses   included   $1,014,584   in   orthodontists'
compensation.

Note 4 - New Affiliated Practices

During  the  period from the initial public offering,  October  6,
1997   through   December   31,  1997,   the   Company   completed
affiliations with two new Affiliated Practices.

Total consideration related to the new Affiliated Practices is summarized as follows:

       Value of common stock issued      $            212,000
       Cash paid                                      433,333
       Notes payable                                  298,333

          Total                          $            943,666

The cost of each of the above new Affiliated Practices has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed, resulting in management contract intangibles of approximately $1,040,000. These allocations may be adjusted to the extent that management becomes aware of additional information within one reporting year of the affiliation date which results in a material change in the amount of any contingency or changes in the estimated fair value of assets acquired and liabilities assumed.

The allocation of the purchase price of the new Affiliated Practices, including acquisition costs of approximately $28,000, is as follows:

     Property and equipment                      $     116,809
     Management service contract intangibles         1,040,061
     Patient prepayments                           (   119,402)
     Assumed liabilities                           (    93,802)

                                                     $ 943,666

In addition, during 1997, the Company entered into an interim management agreement with two separate orthodontic practices, pursuant to which the Company provides management services under essentially the same terms as its Management Services Agreement, prior to the completion of the affiliation agreements. During 1998, both of these practices completed their affiliations with the Company.

Note 5 - Property and Equipment

Property and equipment consist of the following at December 31:

                                      1997              1996

   Office  equipment         $       45,072       $   11,212
   Dental equipment                 272,486                -
   Furniture and fixtures            46,132                -
   Leasehold   improvements         163,138                -
                                    526,828           11,212
   Less: accumulated depreciation
     and    amortization             23,489            1,116

                                   $503,339          $10,096

Depreciation and amortization expense was $22,373 and $1,116 for the year ended December 31, 1997 and for the period from inception (August 30, 1996) to December 31, 1996, respectively.



Note 6 - Other Assets

Other assets consist of the following at December 31:

                                      1997             1996

   Deferred  acquisition costs     $ 71,828      $         -
   Deferred   offering   costs            -          101,228
   Debt     financing    costs            -           38,844
   Organization    costs              7,820            8,216
   Deposits                           1,000                -
                                     80,648          148,288
   Less:  accumulated  amortization     345           10,814
   Other  assets,  net             $ 80,303      $   137,474

Deferred acquisition costs include professional fees incurred in advance of the acquisition of additional Affiliated Practices. Deferred offering costs include all expenses incurred prior to December 31, 1996 in connection with the preparation of the initial public offering. Debt financing costs incurred in connection with the issuance of notes payable in 1996 were amortized over the term of the debt.

Note 7 - Long-Term Debt

Long-term debt consisted of the following at December 31:
                                                        1997           1996
Note payable of an affiliate practice assumed by the
   Company, due in monthly installments ranging from
   $100 to $1,213 through December, 2003, with
   interest at 13.2% and secured by the personal
   guarantee  of  the affiliated orthodontist.     $  51,948        $      -

Unsecured notes payable to affiliate practices,
   issued in connection with affiliation agreement
     (see Note 3 and Note 4) due in monthly installments
   ranging from $630 to $4,860 through January, 2003,
   with  interest  at  8.5%.                        436,868                -

Capitalized lease obligations, due in monthly
   installments ranging from $652 to $1,646 through
   July, 2002, with interest ranging from 13% to
   23%  and  secured  by certain equipment.          55,865                -


Unsecured bridge notes, payable with interest
   at 15% and paid in full with proceeds from the
   Company's initial public offering (see Note 1).        -           575,000
                                                    544,681           575,000
Less:  current  portion                              76,130           575,000

                                                   $468,551         $       -

Maturities of long-term debt at December 31, 1997 are as follows:

               1998                  $  76,130
               1999                    137,961
               2000                    105,746
               2001                    104,896
               2002                    101,512
               Thereafter               18,436

                                      $544,681

The Company issued two series of notes in the aggregate principal amount of $510,000 and $575,000 in 1997 and 1996, respectively. The interest on the notes was 16% and 15% per annum and was due on the earlier of September 30, 1997 or upon consummation of an initial public offering. The notes were paid in full with the proceeds of the initial public offering (see Note 1). In consideration for the purchase of the notes, the Company issued to the noteholders for nominal value, 60,000 and 115,000 shares of common stock in 1997 and 1996, respectively, for no additional payment.

Notes 8 - Stock Option Plan

The Company adopted an Incentive Stock Plan (the Plan) effective January 31, 1997. Plan awards in the form of stock options, stock appreciation rights, restricted stock and stock grants may be issued to employees, consultants and advisors of the Company at prices to be determined by a committee of the Board of Directors. On April 28, 1997, the Plan was amended to increase the number of shares of common stock authorized for issuance under the Plan to 450,000. The Plan will terminate on January 31, 2007.

The Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to designate participants, determine the number and type of options to be granted, the time at which options are exercisable, the method of payment and any other terms or conditions of the options.
Options generally vest annually over a three-year period and generally expire 10 years from the date of grant.


While the Compensation Committee determines the price at which options may be exercised under the Plan, the exercise price of an incentive stock option shall be at least 100% (110% for incentive stock options granted to a 10% stockholder) of the fair value of the Company's common stock on the date of grant.

The following table summarizes option activity under the Plan:

                                                                    Weighted
                                                                     Average
                                           Number      Exercise      Exercise
                                           Of Shares     Price        Price
   Outstanding,  December  31,  1996              -   $         -    $    -
     Granted                                370,000     3.00 - 6.00     5.84

   Outstanding,  December 31,  1997         370,000   $ 3.00 - 6.00  $  5.84

   Exercisable,   December   31,   1997     150,000           $6.00  $  6.00

The  following  table summarizes information about  stock  options outstanding at December 31, 1997:
                                   Number                 Weighted     Weighted
                                   Outstanding             Average     Average
                                   At                    Remaining      Excise
                                   December 31,         Contractual     Price
                                   1997                     Life       Per Share

Exercise prices
$  3.00                                20,000               9.98       $  3.00
$  6.00                               350,000               9.33          6.00
                                      370,000                          $  5.84

The   weighted  average  remaining  contractual  life  of  options outstanding at December 31, 1997 was 9.37 years. Options available for future grant under the Plan as of December 31, 1997 were 80,000.

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and will elect the disclosure-only alternative under SFAS No. 123. As of December 31, 1997, none of the options granted to employees under the plan have vested and therefore no pro forma disclosure of compensation expense is necessary.

The Company has computed the compensation expense required under SFAS No. 123 for options granted in 1997 to non-employees using the Black-Scholes option pricing model prescribed by SFAS No. 123, using the following assumptions:

                                              December 31, 1997

     Risk-free interest rate                            6.61%
     Expected dividend yield                                -
     Expected lives                                     7 years
     Expected volatility                                  48%

As of December 31, 1997, the Company granted 150,000 nonqualified stock options exercisable at $6.00, which are fully vested, to a consultant as payment for services performed. The Company recorded $262,500 of non-recurring consulting expense in the accompanying consolidated statements of operations for the year ended December 31, 1997 related to this transaction, which represents the estimated fair value of the services received. The options are fully exercisable and expire ten years from the date of grant.

Note 9 - Stockholders' Equity (Deficit)

(a)  Preferred Stock

   The Company is authorized to issue 500,000 shares of preferred stock. The preferred stock will be issuable in one or more series, each such series to have such rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors.

(b)  Initial Public Offering

   Pursuant  to  the Company's initial public offering  (see  Note
   1), the Company issued 2,070,000 warrants. Each warrant entitles the registered holder thereof to purchase one share of common stock at an initial exercise price of $6.60 per share, at any time during the period commencing April 1, 1998 and terminating September 30, 2002. The warrant exercise price is subject to adjustment under certain circumstances. Commencing April 1, 1999, the Company may redeem the warrants, in whole but not in part, at $.10 per warrant, provided the average closing bid price of the common stock equals or exceeds $12.00 per share for a period of time.

   In addition, the Company issued 180,000 warrants to its underwriter. These warrants entitle the holder to purchase up to 180,000 shares of common stock and/or 180,000 warrants at an initial exercise price of $9.90 per share of common stock and $0.165 per warrant, commencing after October 1, 1998 and expiring October 1, 2001.

(c)  Reserved Common Stock

   The Company has reserved common stock for the following:

       Options to purchase common stock      533,333
       Warrants to purchase common stock   2,070,000
       Underwriter's warrants                360,000
                                           2,963,333

Note 10 - Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rates. Deferred income tax expense or credits are based on changes in the asset or liability from period to period.

As of December 31, 1997, the Company had available net operating loss carryforwards of approximately $2,300,000 available to reduce future federal income taxes, if any. These carryforwards expire through 2012 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 limits a corporation's ability to utilize certain net operating loss carryforwards in the event of a cumulative change in ownership in excess of 50%, as defined.

The approximate income tax effect of each type of temporary difference and carryforward and valuation allowance is summarized as follows:

                                           1997       1996

   Net operating losses                  $   828,970  $92,845
   Other temporary differences                (2,707)       -
   Less: valuation allowance                 826,263   92,845
                                         $         -  $     -

Due to the uncertainty relating to the timing of realizing the benefits of its favorable tax attributes in future income tax returns, the Company has placed a full valuation allowance against its otherwise recognizable net deferred tax asset.

Note 11 - Related Party Transactions

The Company has an agreement with a private bank and the Chairman of the Board of Directors (the Consultants), whereby the Consultants have agreed to provide certain consulting services to the Company. In August 1996, as consideration for such services, the Company contingently issued 450,000 shares of common stock to the Consultants at no cost and simultaneously placed such shares in escrow. As of December 31, 1996, the 450,000 shares were included in outstanding common stock at their nominal fair value at the date of issuance with a corresponding deferred charge.

In April 1997, following the completion of the consulting services, all of the shares were released from escrow at an imputed aggregate value of $2,025,000. In addition, the Company agreed to make cash payments to the Consultants aggregating $305,000 in 1998.

Total expense of $2,330,000 was recorded as non-recurring consulting expense in the accompanying consolidated statements of operations and the $305,000 was recorded as due to related parties in the accompanying consolidated balance sheets.

During 1997 and 1996, three directors of the Company loaned an aggregate of $140,000 and $75,000, respectively, to the Company and received 6,000 shares and 15,000 shares, respectively, of the Company's common stock in connection therewith (see Note 7). In addition, three directors performed consulting services for the Company, prior to the Company's initial public offering for which they were paid an aggregate of approximately $166,000 and $73,273 in 1997 and 1996, respectively. The Company entered into employment contracts with two directors and consulting contract with one director, which became effective upon the completion of the Company's initial public offering. The Company paid $75,000 in connection with these employment and consulting contracts. In addition, during 1997, the Company granted two directors an aggregate of 200,000 stock options exercisable at $6.00 per share (see Note 8). In December 1997, the Company granted two directors non-qualified stock options under the Incentive Stock Option Plan to each acquire 10,000 shares of the Company's common stock at an exercise price of $3.00 per share.

During 1997, the Company entered into a consulting agreement with an accounting firm for services relating to the Company's initial public offering and for the services of the Company's Chief Financial Officer who is also a principal stockholder of the accounting firm. The Company paid consulting fees of $203,565 in 1997 in connection with the above services. The Company also granted the accounting firm 10,000 shares of common stock and non-qualified stock options under the Stock Incentive Option Plan to acquire 150,000 shares of the Company's common stock at an exercise price of $6.00 per share (see Note 8).

The Company entered into an affiliation agreement with a director, which became effective concurrently with the closing of the Company's initial public offering. Pursuant to the affiliation agreement, the Company acquired certain assets of the Director's orthodontic practice in exchange for a cash payment of $333,567, 129,721 shares of the Company's common stock and the assumption of certain liabilities.

During 1997, the Company loaned the President and CEO $100,000 and a director $20,000 in exchange for demand promissory notes, which bear interest at the prime rate (8.5% at December 31, 1997) plus 2%. Principal and interest are due upon demand, but not later than December, 2000.

Note 12 - Commitments and Contingencies

(a)Operating Leases

   The  Company  leases facilities under various operating  leases
   which  expire  through  October  2017.   Future  minimum  lease
   payments as of December 31, 1997 are as follows:

               1998                $    392,000
               1999                     245,000
               2000                     218,000
               2001                     218,000
               2002                     195,000
               Thereafter               902,000

                                   $  2,170,000

   Rent expense for all operating leases was approximately $86,100 and $1,900 for the year ended December 31, 1997 and for the period from inception (August 30, 1996) to December 31, 1996, respectively.

(b)Litigation

   The Company is not currently a party to any claims, suits or complaints relating to services and products provided by the Company or the existing Affiliated Practices, although there can be no assurance that such claims will not be asserted against the Company in the future.

Note 13 - Subsequent Events

In January 1998, the Company completed affiliations with five additional Affiliated Practices (two of which merged with existing Affiliated Practices) which had generated historical patient revenue over the prior twelve months of approximately $3.4 million. Prior patient revenue is not necessarily indicative of the level of revenue that these Affiliated Practices may be expected to generate in the future. Total consideration for these new Affiliated Practices consisted of approximately $863,000 of common stock (approximately 462,000 shares) and approximately $2.4 million of cash, assumed debt and notes payable, resulting in management service contract intangibles of approximately $3.0 million.


Item 8.Changes   in   and   Disagreements  With  Accountants   on
       Accounting and Financial Disclosure

   The information required by this Item 8 is hereby incorporated by reference to the Company's Current Report on Form 8-K dated
January 14, 1998.

                            PART III

Item  9.     Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act

   The information required by this Item 9 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

Item 10.   Executive Compensation

     The   information  required  by  this  Item  10  is   hereby
incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

Item 11.    Security  Ownership of Certain Beneficial Owners  and
       Management

     The   information  required  by  this  Item  11  is   hereby
incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

Item 12.  Certain Relationships and Related Transactions

     The   information  required  by  this  Item  12  is   hereby
incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

Item 13. Exhibits, List and Reports on Form 8-K

(a)            Exhibits

Exhibit
No.    Exhibit Description                        Reference

2.1    Asset Purchase Agreement dated as of          A
       August 31, 1996 by and between Omega
       Orthodontics, Inc. and The Orthodontic
       Management Effectiveness Group of
       America, LLC
2.2    Form of Affiliation Agreement and             A
       Agreement and Plan of Merger by and among
       Omega Orthodontics, Inc., Robert R.
       Schmisseur, D.D.S. and Robert R.
       Schmisseur, D.D.S., M.S., P.C., as
       amended
2.3    Affiliation Agreement and Agreement and       A
       Plan of Merger by and among Omega
       Orthodontics, Inc., Theodore G. Saydyk,
       Jr., D.D.S. and Theodore G. Saydyk, Jr.,
       D.D.S., P.C., as amended
2.4    Form of Affiliation Agreement and Asset       A
       Purchase Agreement by and among Omega
       Orthodontics, Inc. and Scott E. Feldman,
       D.D.S.
2.5    Form of Affiliation Agreement and Stock       A
       Purchase Agreement by and between Omega
       Orthodontics, Inc. and David T. Grove,
       D.M.D.
2.6    Form of Affiliation Agreement and Asset       A
       Purchase Agreement by and between Omega
       Orthodontics, Inc. and David T. Grove,
       D.M.D.
2.7    Affiliation Agreement and Agreement and       A
       Plan of Merger by and among Omega
       Orthodontics, Inc., Michael G. Churosh,
       D.D.S. and Michael G. Churosh, D.D.S.,
       M.S., LTD., as amended
2.8    Affiliation Agreement and Agreement and       A
       Plan of Merger by and among Omega
       Orthodontics, Inc., Clark E. Schneekluth,
       D.D.S. and Clark E. Schneekluth, D.D.S.,
       P.C., as amended
2.9    Affiliation Agreement and Asset Purchase   Filed
       Agreement by and between Omega             Herewith
       Orthodontics, Inc. and Leon J. Leonard,
       D.D.S.
2.10   Affiliation Agreement and Asset Purchase   Filed
       Agreement by and between Omega             Herewith
       Orthodontics, Inc. and David Longworth,
       D.D.S.
2.11   Affiliation Agreement and Asset Purchase   Filed
       Agreement by and between Omega             Herewith
       Orthodontics, Inc. and Rodney A. Gray,
       D.D.S.
2.12   Agreement for the Purchase and Sale of     Filed
       Assets by and between Sharon M. Crowder,   Herewith
       D.D.S., Inc. and Omega Orthodontics of
       Reseda, Inc.
2.13   Affiliation Agreement and Agreement and    Filed
       Plan of Merger by and among Omega          Herewith
       Orthodontics of Woodland Hills, Inc.,
       Omega Orthodontics, Inc., Sharon M.
       Crowder, D.D.S., Scott E. Feldman, D.D.S.
       and Omega Orthodontics of Reseda, Inc.
2.14   Affiliation Agreement and Asset Purchase   Filed
       Agreement by and among Omega               Herewith
       Orthodontics, Inc., Richard H. Villa,
       D.D.S. and Richard H. Villa, D.D.S., Inc.
2.15   Affiliation Agreement and Agreement and    Filed
       Plan of Merger by and among Omega          Herewith
       Orthodontics of Woodland Hills, Inc.,
       Omega Orthodontics, Inc., Azani Dental
       Services, Inc., Daniel Azani, D.D.S. and
       Daniel Azani, D.D.S., Inc.
2.15a  Amendment to Affiliation Agreement and     Filed
       Plan of Merger by and among Omega          Herewith
       Orthodontics of Woodland Hills, Inc.,
       Omega Orthodontics, Inc., Azani Dental
       Services, Inc., Daniel Azani, D.D.S. and
       Daniel Azani, D.D.S., Inc.
2.16   Affiliation Agreement and Asset Purchase   Filed
       Agreement by and among Omega               Herewith
       Orthodontics, Inc., William W. Beazley,
       D.D.S. and William W. Beazley, D.D.S.,
       Inc.
3.1    Certificate of Incorporation of Omega         A
       Orthodontics, Inc.
3.2    Certificate of Amendment of Certificate       A
       of Incorporation of Omega Orthodontics,
       Inc. filed February 12, 1997
3.3    By-Laws of Omega Orthodontics, Inc., as       A
       amended
4.1    Specimen Certificate for Common Stock         A
4.2    Form of Subscription Agreement for            A
       private placement of 15% Senior Notes due
       September 30, 1997 (including rights to
       receive shares of Common Stock
4.3    Form of 15% Senior Notes due September        A
       30, 1997, as amended
4.4    Warrant Agreement by and between Omega        A
       Orthodontics, Inc. and Continental Stock
       Transfer & Trust Company, including form
       of Warrant
4.5    Representative's Warrant Agreement by and     A
       between National Securities Corporation
       and Omega Orthodontics, Inc., including
       form of Representative's Warrant
4.6    Form of 16% Promissory Notes due June 30,     A
       1998
10.1   Form of Management Services Agreement by      A
       and among a professional corporation to
       be formed by Dr. Schmisseur, Omega
       Orthodontics of Champaign, Inc. and Omega
       Orthodontics, Inc.
10.2   Form of Management Services Agreement by      A
       and among a professional corporation to
       be formed by Dr. Saydyk, Omega
       Orthodontics of Colorado Springs, Inc.
       and Omega Orthodontics, Inc.
10.3   Amended and Restated Management Services   Filed
       Agreement by and among Scott E. Feldman,   Herewith
       D.D.S., M.S., Inc., Omega Orthodontics of
       Woodland Hills, Inc. and Omega
       Orthodontics, Inc.
10.4   Form of Management Services Agreement by      A
       and among a professional corporation to
       be formed by Dr. Zapalac, Omega
       Orthodontics of Austin, Inc. and Omega
       Orthodontics, Inc.
10.5   Form of Management Services Agreement by      A
       and among a professional corporation to
       be formed by Dr. Grove, Omega
       Orthodontics of Elko, Inc. and Omega
       Orthodontics, Inc.
10.6   Form of Management Services Agreement by      A
       and among a professional corporation to
       be formed by Dr. Churosh, Omega
       Orthodontics of Goodyear, Inc. and Omega
       Orthodontics, Inc.
10.7   Form of Management Services Agreement by      A
       and among a professional corporation to
       be formed by Dr. Schneekluth, Omega
       Orthodontics of Huntington Beach, Inc.
       and Omega Orthodontics, Inc.
10.8   Form of Stock Put/Call Option and             A
       Successor Designation Agreement by and
       among a professional corporation to be
       formed by Dr. Schmisseur, Robert R.
       Schmisseur, D.D.S., Omega Orthodontics,
       Inc. and Omega Orthodontics of Champaign,
       Inc.
10.9   Form of Stock Put/Call Option and             A
       Successor Designation Agreement by and
       among a professional corporation to be
       formed by Dr. Saydyk, Theodore G. Saydyk,
       Jr., D.D.S., Omega Orthodontics, Inc. and
       Omega Orthodontics of Colorado Springs,
       Inc.
10.10  Form of Stock Put/Call Option and             A
       Successor Designation Agreement by and
       among a professional corporation to be
       formed by Dr. Feldman, Scott E. Feldman,
       D.D.S., Omega Orthodontics, Inc. and
       Omega Orthodontics of Woodland Hills,
       Inc.
10.11  Form of Stock Put/Call Option and             A
       Successor Designation Agreement by and
       among a professional corporation to be
       formed by Dr. Zapalac, Jeff S. Zapalac,
       D.D.S., Inc., Omega Orthodontics, Inc.
       and Omega Orthodontics of Austin, Inc.
10.12  Form of Stock Put/Call Option and             A
       Successor Designation Agreement by and
       among a professional corporation to be
       formed by Dr. Grove, David T. Grove,
       D.M.D., Omega Orthodontics, Inc. and
       Omega Orthodontics of Elko, Inc.
10.13  Form of Stock Put/Call Option and             A
       Successor Designation Agreement by and
       among a professional corporation to be
       formed by Dr. Churosh, Michael G.
       Churosh, D.D.S., Omega Orthodontics, Inc.
       and Omega Orthodontics of Goodyear, Inc.
10.14  Form of Stock Put/Call Option and             A
       Successor Designation Agreement by and
       among a professional corporation to be
       formed by Dr. Schneekluth, Clark E.
       Schneekluth, D.D.S., Omega Orthodontics,
       Inc. and Omega Orthodontics of Huntington
       Beach, Inc.
10.15  Form of Non-negotiable Promissory Note        A
       from Omega Orthodontics, Inc. payable to
       Robert R. Schmisseur
10.16  Form of Non-negotiable Promissory Note        A
       from Omega Orthodontics, Inc. payable to
       Theodore G. Saydyk, Jr.
10.17  Form of Non-negotiable Promissory Note        A
       from Omega Orthodontics, Inc. payable to
       Scott E. Feldman
10.18  Form of Non-negotiable Promissory Note        A
       from Omega Orthodontics, Inc. payable to
       David T. Grove
10.19  Form of Non-negotiable Promissory Note        A
       from Omega Orthodontics, Inc. payable to
       Clark E. Schneekluth
10.20  General Assignment and Assumption             A
       Agreement dated as of August 31, 1997 by
       and between The Orthodontic Management
       Effectiveness Group of America, LLC and
       Omega Orthodontics, Inc.
10.21* Employment Agreement by and between           A
       Robert J. Schulhof and Omega
       Orthodontics, Inc.
10.22  INTENTIONALLY OMITTED
10.23* Employment Agreement by and between F.V.      A
       Elliott and Omega Orthodontics, Inc.
10.24* Omega Orthodontics Incentive Stock Plan,      A
       as amended
10.25  Subscription Agreement dated as of            A
       September 9, 1996 and April 28, 1997 by
       and between Omega Orthodontics, Inc. and
       C. Joel Glovsky Rollover IRA
10.26  Subscription Agreement dated as of            A
       September 25, 1996 by and between Omega
       Orthodontics, Inc. and Dean C. Bellavia.
10.27* Amended and Restated Consulting Agreement     A
       by and among Omega Orthodontics, Inc.,
       The Mayflower Group, Ltd., and C. Joel
       Glovsky, as amended
10.27a Amendment dated [March __, 1998] to the    Filed
*      Amended and Restated Consulting Agreement  Herewith
       by and among Omega Orthodontics, Inc.,
       The Mayflower Group, Ltd., and C. Joel
       Glovsky, as amended
10.28* Agreement dated as of October 23, 1996 by     A
       and between Leonard, Mulherin & Greene,
       P.C. and Omega Orthodontics, Inc.
10.29* Consulting Agreement by and between C.        A
       Joel Glovsky and Omega Orthodontics, Inc.
10.30* Consulting Agreement by and between           A
       Leonard, Mulherin & Greene, P.C. and
       Omega Orthodontics, Inc.
10.31  Subscription Agreement dated as of April      A
       28, 1997 by and between Omega
       Orthodontics, Inc. and David T. Grove
10.32  Management Services Agreement by and       Filed
       among Leon J. Leonard, D.M.D., P.C.,       Herewith
       Omega Orthodontics of Conyers, Inc. and
       Omega Orthodontics, Inc.
10.33  Stock Put/Call Option and Successor        Filed
       Designation Agreement by and among Leon    Herewith
       J. Leonard, D.M.D., P.C., Leon J.
       Leonard, D.D.S., Omega Orthodontics, Inc.
       and Omega Orthodontics of Conyers, Inc.
10.34  Non-negotiable Promissory Note from Omega  Filed
       Orthodontics, Inc. payable to Leon         Herewith
       Leonard
10.35  Management Services Agreement by and       Filed
       among David W. Longworth, P.C., Omega      Herewith
       Orthodontics of Watertown, Inc. and Omega
       Orthodontics, Inc.
10.36  Stock Put/Call Option and Successor        Filed
       Designation Agreement by and among David   Herewith
       W. Longworth, P.C., David Longworth,
       D.D.S., Omega Orthodontics, Inc. and
       Omega Orthodontics of Watertown, Inc.
10.37  Non-negotiable Promissory Note from Omega  Filed
       Orthodontics, Inc. payable to David W.     Herewith
       Longworth Trust and Jacquelyn L.
       Longworth Trust
10.38  Management Services Agreement by and       Filed
       among Rodney A. Gray, D.D.S., M.S., Ltd.,  Herewith
       Omega Orthodontics of Reno, Inc. and
       Omega Orthodontics, Inc.
10.39  Stock Put/Call Option and Successor        Filed
       Designation Agreement by and among Rodney  Herewith
       A. Gray, D.D.S., M.S., Ltd., Rodney A.
       Gray, D.D.S., Omega Orthodontics, Inc.
       and Omega Orthodontics of Reno, Inc.
10.40  Non-negotiable Promissory Note from Omega  Filed
       Orthodontics, Inc. payable to Rodney A.    Herewith
       Gray
10.41  Management Services Agreement by and       Filed
       among Scott E. Feldman, D.D.S., M.S.,      Herewith
       Inc., Omega Orthodontics of Reseda, Inc.
       and Omega Orthodontics, Inc.
10.42  Management Services Agreement by and       Filed
       among Richard H. Villa, D.M.D., P.C.,      Herewith
       Omega Orthodontics of Virginia, Inc. and
       Omega Orthodontics, Inc.
10.43  Stock Put/Call Option and Successor        Filed
       Designation Agreement by and among         Herewith
       Richard H. Villa, D.M.D., P.C., Richard
       H. Villa, D.M.D., Omega Orthodontics,
       Inc. and Omega Orthodontics of Virginia,
       Inc.
10.44  Non-negotiable Promissory Note from Omega  Filed
       Orthodontics, Inc. payable to Richard H.   Herewith
       Villa, D.M.D.
10.45* Consulting Agreement by and between Dean   Filed
       C. Bellavia and Omega Orthodontics, Inc.   Herewith

10.46  Demand Note dated December 3, 1997 made    Filed
       by Robert J. Schulhof in favor of Omega    Herewith
       Orthodontics, Inc.
10.47  Management Services Agreement by and       Filed
       among Daniel Azani, D.D.S., Inc., Azani    Herewith
       Dental Services, Inc. and Omega
       Orthodontics, Inc.
10.47a Amendment to Management Services           Filed
       Agreement by and among Daniel Azani,       Herewith
       D.D.S., Inc., Azani Dental Services, Inc.
       and Omega Orthodontics, Inc.
10.48  Stock Put/Call Option and Successor        Filed
       Designation Agreement by and among Daniel  Herewith
       Azani, D.D.S., Inc., Daniel Azani,
       D.D.S., Azani Dental Services, Inc. and
       Omega Orthodontics, Inc.
10.48a Amendment to Stock Put/Call Option and     Filed
       Successor Designation Agreement by and     Herewith
       among Daniel Azani, D.D.S., Inc., Daniel
       Azani, D.D.S., Azani Dental Services,
       Inc. and Omega Orthodontics, Inc.
10.49* Consulting Agreement by and between Peter  Filed
       I. Wexler and Omega Orthodontics, Inc.     Herewith

10.50  Non-negotiable Promissory Note from Omega  Filed
       Orthodontics, Inc. payable to Daniel       Herewith
       Azani, D.D.S.
16.1   Letter addressed to the Securities and        B
       Exchange Commission dated January 15,
       1998, from the Company's former auditors,
       Ernst & Young LLP, relative to their
       agreement with the statements made in
       Item 4 of the Company's Current Report on
       Form 8-K
21.1   List of Subsidiaries of Omega              Filed
       Orthodontics, Inc.                         Herewith

27.1   Financial Data Schedule                    Filed
                                                  Herewith

____________________
A  Incorporated   by  reference  to  the  Company's  registration
   statement  on  Form  SB-2, as amended (Registration  No.  333-
   27179).   The  number set forth herein is the  number  of  the
   Exhibit in said registration statement, as amended.

B  Incorporated  by  reference to Exhibit 16.1 to  the  Company's
   Current Report on Form 8-K dated January 14, 1998.

*  Management contract or compensatory plan or arrangement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(b)    Reports on Form 8-K

   None.

                           SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            OMEGA ORTHODONTICS, INC.

                            By  /s/ Robert J. Schulhof
                                Robert J. Schulhof,
                                Chief Executive Officer


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature               Title                  Date

/s/ Robert J.Schulhof Director, President      April 14, 1998
 Robert J. Schulhof   and Chief Executive
                      Officer (Principal
                      Executive Officer


/s/Edward M. Mulherin Chief Financial          April 14, 1998
 Edward M. Mulherin   Officer (Principal
                      Financial and
                      Accounting Officer


/s/ Dean C. Bellavia        Director           April 14, 1998
  Dean C. Bellavia


/s/John J. Clarke, Jr.      Director           April 14, 1998
John J. Clarke, Jr.

/s/ Floyd V. Elliott        Director           April 14, 1998
  Floyd V. Elliott

/s/ C. Joel Glovsky         Director           April 14, 1998
  C. Joel Glovsky

/s/ David T. Grove          Director           April 14, 1998
   David T. Grove

                          EXHIBIT INDEX

Exhibit
 No.  Exhibit Description                        Reference

2.1    Asset Purchase Agreement dated as of          A
       August 31, 1996 by and between Omega
       Orthodontics, Inc. and The Orthodontic
       Management Effectiveness Group of
       America, LLC
2.2    Form of Affiliation Agreement and             A
       Agreement and Plan of Merger by and among
       Omega Orthodontics, Inc., Robert R.
       Schmisseur, D.D.S. and Robert R.
       Schmisseur, D.D.S., M.S., P.C., as
       amended
2.3    Affiliation Agreement and Agreement and       A
       Plan of Merger by and among Omega
       Orthodontics, Inc., Theodore G. Saydyk,
       Jr., D.D.S. and Theodore G. Saydyk, Jr.,
       D.D.S., P.C., as amended
2.4    Form of Affiliation Agreement and Asset       A
       Purchase Agreement by and among Omega
       Orthodontics, Inc. and Scott E. Feldman,
       D.D.S.
2.5    Form of Affiliation Agreement and Stock       A
       Purchase Agreement by and between Omega
       Orthodontics, Inc. and David T. Grove,
       D.M.D.
2.6    Form of Affiliation Agreement and Asset       A
       Purchase Agreement by and between Omega
       Orthodontics, Inc. and David T. Grove,
       D.M.D.
2.7    Affiliation Agreement and Agreement and       A
       Plan of Merger by and among Omega
       Orthodontics, Inc., Michael G. Churosh,
       D.D.S. and Michael G. Churosh, D.D.S.,
       M.S., LTD., as amended
2.8    Affiliation Agreement and Agreement and       A
       Plan of Merger by and among Omega
       Orthodontics, Inc., Clark E. Schneekluth,
       D.D.S. and Clark E. Schneekluth, D.D.S.,
       P.C., as amended
2.9    Affiliation Agreement and Asset Purchase   Filed
       Agreement by and between Omega             Herewith
       Orthodontics, Inc. and Leon J. Leonard,
       D.D.S.
2.10   Affiliation Agreement and Asset Purchase   Filed
       Agreement by and between Omega             Herewith
       Orthodontics, Inc. and David Longworth,
       D.D.S.
2.11   Affiliation Agreement and Asset Purchase   Filed
       Agreement by and between Omega             Herewith
       Orthodontics, Inc. and Rodney A. Gray,
       D.D.S.
2.12   Agreement for the Purchase and Sale of     Filed
       Assets by and between Sharon M. Crowder,   Herewith
       D.D.S., Inc. and Omega Orthodontics of
       Reseda, Inc.
2.13   Affiliation Agreement and Agreement and    Filed
       Plan of Merger by and among Omega          Herewith
       Orthodontics of Woodland Hills, Inc.,
       Omega Orthodontics, Inc., Sharon M.
       Crowder, D.D.S., Scott E. Feldman, D.D.S.
       and Omega Orthodontics of Reseda, Inc.
2.14   Affiliation Agreement and Asset Purchase   Filed
       Agreement by and among Omega               Herewith
       Orthodontics, Inc., Richard H. Villa,
       D.D.S. and Richard H. Villa, D.D.S., Inc.
2.15   Affiliation Agreement and Agreement and    Filed
       Plan of Merger by and among Omega          Herewith
       Orthodontics of Woodland Hills, Inc.,
       Omega Orthodontics, Inc., Azani Dental
       Services, Inc., Daniel Azani, D.D.S. and
       Daniel Azani, D.D.S., Inc.
2.15a  Amendment to Affiliation Agreement and     Filed
       Plan of Merger by and among Omega          Herewith
       Orthodontics of Woodland Hills, Inc.,
       Omega Orthodontics, Inc., Azani Dental
       Services, Inc., Daniel Azani, D.D.S. and
       Daniel Azani, D.D.S., Inc.
2.16   Affiliation Agreement and Asset Purchase   Filed
       Agreement by and among Omega               Herewith
       Orthodontics, Inc., William W. Beazley,
       D.D.S. and William W. Beazley, D.D.S.,
       Inc.
3.1    Certificate of Incorporation of Omega         A
       Orthodontics, Inc.
3.2    Certificate of Amendment of Certificate       A
       of Incorporation of Omega Orthodontics,
       Inc. filed February 12, 1997
3.3    By-Laws of Omega Orthodontics, Inc., as       A
       amended
4.1    Specimen Certificate for Common Stock         A
4.2    Form of Subscription Agreement for            A
       private placement of 15% Senior Notes due
       September 30, 1997 (including rights to
       receive shares of Common Stock
4.3    Form of 15% Senior Notes due September        A
       30, 1997, as amended
4.4    Warrant Agreement by and between Omega        A
       Orthodontics, Inc. and Continental Stock
       Transfer & Trust Company, including form
       of Warrant
4.5    Representative's Warrant Agreement by and     A
       between National Securities Corporation
       and Omega Orthodontics, Inc., including
       form of Representative's Warrant
4.6    Form of 16% Promissory Notes due June 30,     A
       1998
10.1   Form of Management Services Agreement by      A
       and among a professional corporation to
       be formed by Dr. Schmisseur, Omega
       Orthodontics of Champaign, Inc. and Omega
       Orthodontics, Inc.
10.2   Form of Management Services Agreement by      A
       and among a professional corporation to
       be formed by Dr. Saydyk, Omega
       Orthodontics of Colorado Springs, Inc.
       and Omega Orthodontics, Inc.
10.3   Amended and Restated Management Services   Filed
       Agreement by and among Scott E. Feldman,   Herewith
       D.D.S., M.S., Inc., Omega Orthodontics of
       Woodland Hills, Inc. and Omega
       Orthodontics, Inc.
10.4   Form of Management Services Agreement by      A
       and among a professional corporation to
       be formed by Dr. Zapalac, Omega
       Orthodontics of Austin, Inc. and Omega
       Orthodontics, Inc.
10.5   Form of Management Services Agreement by      A
       and among a professional corporation to
       be formed by Dr. Grove, Omega
       Orthodontics of Elko, Inc. and Omega
       Orthodontics, Inc.
10.6   Form of Management Services Agreement by      A
       and among a professional corporation to
       be formed by Dr. Churosh, Omega
       Orthodontics of Goodyear, Inc. and Omega
       Orthodontics, Inc.
10.7   Form of Management Services Agreement by      A
       and among a professional corporation to
       be formed by Dr. Schneekluth, Omega
       Orthodontics of Huntington Beach, Inc.
       and Omega Orthodontics, Inc.
10.8   Form of Stock Put/Call Option and             A
       Successor Designation Agreement by and
       among a professional corporation to be
       formed by Dr. Schmisseur, Robert R.
       Schmisseur, D.D.S., Omega Orthodontics,
       Inc. and Omega Orthodontics of Champaign,
       Inc.
10.9   Form of Stock Put/Call Option and             A
       Successor Designation Agreement by and
       among a professional corporation to be
       formed by Dr. Saydyk, Theodore G. Saydyk,
       Jr., D.D.S., Omega Orthodontics, Inc. and
       Omega Orthodontics of Colorado Springs,
       Inc.
10.10  Form of Stock Put/Call Option and             A
       Successor Designation Agreement by and
       among a professional corporation to be
       formed by Dr. Feldman, Scott E. Feldman,
       D.D.S., Omega Orthodontics, Inc. and
       Omega Orthodontics of Woodland Hills,
       Inc.
10.11  Form of Stock Put/Call Option and             A
       Successor Designation Agreement by and
       among a professional corporation to be
       formed by Dr. Zapalac, Jeff S. Zapalac,
       D.D.S., Inc., Omega Orthodontics, Inc.
       and Omega Orthodontics of Austin, Inc.
10.12  Form of Stock Put/Call Option and             A
       Successor Designation Agreement by and
       among a professional corporation to be
       formed by Dr. Grove, David T. Grove,
       D.M.D., Omega Orthodontics, Inc. and
       Omega Orthodontics of Elko, Inc.
10.13  Form of Stock Put/Call Option and             A
       Successor Designation Agreement by and
       among a professional corporation to be
       formed by Dr. Churosh, Michael G.
       Churosh, D.D.S., Omega Orthodontics, Inc.
       and Omega Orthodontics of Goodyear, Inc.
10.14  Form of Stock Put/Call Option and             A
       Successor Designation Agreement by and
       among a professional corporation to be
       formed by Dr. Schneekluth, Clark E.
       Schneekluth, D.D.S., Omega Orthodontics,
       Inc. and Omega Orthodontics of Huntington
       Beach, Inc.
10.15  Form of Non-negotiable Promissory Note        A
       from Omega Orthodontics, Inc. payable to
       Robert R. Schmisseur
10.16  Form of Non-negotiable Promissory Note        A
       from Omega Orthodontics, Inc. payable to
       Theodore G. Saydyk, Jr.
10.17  Form of Non-negotiable Promissory Note        A
       from Omega Orthodontics, Inc. payable to
       Scott E. Feldman
10.18  Form of Non-negotiable Promissory Note        A
       from Omega Orthodontics, Inc. payable to
       David T. Grove
10.19  Form of Non-negotiable Promissory Note        A
       from Omega Orthodontics, Inc. payable to
       Clark E. Schneekluth
10.20  General Assignment and Assumption             A
       Agreement dated as of August 31, 1997 by
       and between The Orthodontic Management
       Effectiveness Group of America, LLC and
       Omega Orthodontics, Inc.
10.21* Employment Agreement by and between           A
       Robert J. Schulhof and Omega
       Orthodontics, Inc.
10.22  INTENTIONALLY OMITTED
10.23* Employment Agreement by and between F.V.      A
       Elliott and Omega Orthodontics, Inc.
10.24* Omega Orthodontics Incentive Stock Plan,      A
       as amended
10.25  Subscription Agreement dated as of            A
       September 9, 1996 and April 28, 1997 by
       and between Omega Orthodontics, Inc. and
       C. Joel Glovsky Rollover IRA
10.26  Subscription Agreement dated as of            A
       September 25, 1996 by and between Omega
       Orthodontics, Inc. and Dean C. Bellavia.
10.27* Amended and Restated Consulting Agreement     A
       by and among Omega Orthodontics, Inc.,
       The Mayflower Group, Ltd., and C. Joel
       Glovsky, as amended
10.27a Amendment dated [March __, 1998] to the    Filed
*      Amended and Restated Consulting Agreement  Herewith
       by and among Omega Orthodontics, Inc.,
       The Mayflower Group, Ltd., and C. Joel
       Glovsky, as amended
10.28* Agreement dated as of October 23, 1996 by     A
       and between Leonard, Mulherin & Greene,
       P.C. and Omega Orthodontics, Inc.
10.29* Consulting Agreement by and between C.        A
       Joel Glovsky and Omega Orthodontics, Inc.
10.30* Consulting Agreement by and between           A
       Leonard, Mulherin & Greene, P.C. and
       Omega Orthodontics, Inc.
10.31  Subscription Agreement dated as of April      A
       28, 1997 by and between Omega
       Orthodontics, Inc. and David T. Grove
10.32  Management Services Agreement by and       Filed
       among Leon J. Leonard, D.M.D., P.C.,       Herewith
       Omega Orthodontics of Conyers, Inc. and
       Omega Orthodontics, Inc.
10.33  Stock Put/Call Option and Successor        Filed
       Designation Agreement by and among Leon    Herewith
       J. Leonard, D.M.D., P.C., Leon J.
       Leonard, D.D.S., Omega Orthodontics, Inc.
       and Omega Orthodontics of Conyers, Inc.
10.34  Non-negotiable Promissory Note from Omega  Filed
       Orthodontics, Inc. payable to Leon         Herewith
       Leonard
10.35  Management Services Agreement by and       Filed
       among David W. Longworth, P.C., Omega      Herewith
       Orthodontics of Watertown, Inc. and Omega
       Orthodontics, Inc.
10.36  Stock Put/Call Option and Successor        Filed
       Designation Agreement by and among David   Herewith
       W. Longworth, P.C., David Longworth,
       D.D.S., Omega Orthodontics, Inc. and
       Omega Orthodontics of Watertown, Inc.
10.37  Non-negotiable Promissory Note from Omega  Filed
       Orthodontics, Inc. payable to David W.     Herewith
       Longworth Trust and Jacquelyn L.
       Longworth Trust
10.38  Management Services Agreement by and       Filed
       among Rodney A. Gray, D.D.S., M.S., Ltd.,  Herewith
       Omega Orthodontics of Reno, Inc. and
       Omega Orthodontics, Inc.
10.39  Stock Put/Call Option and Successor        Filed
       Designation Agreement by and among Rodney  Herewith
       A. Gray, D.D.S., M.S., Ltd., Rodney A.
       Gray, D.D.S., Omega Orthodontics, Inc.
       and Omega Orthodontics of Reno, Inc.
10.40  Non-negotiable Promissory Note from Omega  Filed
       Orthodontics, Inc. payable to Rodney A.    Herewith
       Gray
10.41  Management Services Agreement by and       Filed
       among Scott E. Feldman, D.D.S., M.S.,      Herewith
       Inc., Omega Orthodontics of Reseda, Inc.
       and Omega Orthodontics, Inc.
10.42  Management Services Agreement by and       Filed
       among Richard H. Villa, D.M.D., P.C.,      Herewith
       Omega Orthodontics of Virginia, Inc. and
       Omega Orthodontics, Inc.
10.43  Stock Put/Call Option and Successor        Filed
       Designation Agreement by and among         Herewith
       Richard H. Villa, D.M.D., P.C., Richard
       H. Villa, D.M.D., Omega Orthodontics,
       Inc. and Omega Orthodontics of Virginia,
       Inc.
10.44  Non-negotiable Promissory Note from Omega  Filed
       Orthodontics, Inc. payable to Richard H.   Herewith
       Villa, D.M.D.
10.45* Consulting Agreement by and between Dean   Filed
       C. Bellavia and Omega Orthodontics, Inc.   Herewith

10.46  Demand Note dated December 3, 1997 made    Filed
       by Robert J. Schulhof in favor of Omega    Herewith
       Orthodontics, Inc.
10.47  Management Services Agreement by and       Filed
       among Daniel Azani, D.D.S., Inc., Azani    Herewith
       Dental Services, Inc. and Omega
       Orthodontics, Inc.
10.47a Amendment to Management Services           Filed
       Agreement by and among Daniel Azani,       Herewith
       D.D.S., Inc., Azani Dental Services, Inc.
       and Omega Orthodontics, Inc.
10.48  Stock Put/Call Option and Successor        Filed
       Designation Agreement by and among Daniel  Herewith
       Azani, D.D.S., Inc., Daniel Azani,
       D.D.S., Azani Dental Services, Inc. and
       Omega Orthodontics, Inc.
10.48a Amendment to Stock Put/Call Option and     Filed
       Successor Designation Agreement by and     Herewith
       among Daniel Azani, D.D.S., Inc., Daniel
       Azani, D.D.S., Azani Dental Services,
       Inc. and Omega Orthodontics, Inc.
10.49* Consulting Agreement by and between Peter  Filed
       I. Wexler and Omega Orthodontics, Inc.     Herewith

10.50  Non-negotiable Promissory Note from Omega  Filed
       Orthodontics, Inc. payable to Daniel       Herewith
       Azani, D.D.S.
16.1   Letter addressed to the Securities and        B
       Exchange Commission dated January 15,
       1998, from the Company's former auditors,
       Ernst & Young LLP, relative to their
       agreement with the statements made in
       Item 4 of the Company's Current Report on
       Form 8-K
21.1   List of Subsidiaries of Omega              Filed
       Orthodontics, Inc.                         Herewith

27.1   Financial Data Schedule                    Filed
                                                  Herewith

____________________
A  Incorporated   by  reference  to  the  Company's  registration
   statement  on  Form  SB-2, as amended (Registration  No.  333-
   27179).   The  number set forth herein is the  number  of  the
   Exhibit in said registration statement, as amended.

B  Incorporated  by  reference to Exhibit 16.1 to  the  Company's
   Current Report on Form 8-K dated January 14, 1998.

*  Management contract or compensatory plan or arrangement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.