Form 10QSB
period 1998-03-31
OMEGA ORTHODONTICS INC
filed 1998-05-15
CIK 1032628

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
              - - - - - - - - - - - - - - - - - -

                          FORM 10-QSB
(MARK ONE)

  [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


  [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE EXCHANGE ACT

FOR  THE TRANSITION PERIOD FROM _______________ TO ______________

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

As  of  May 11, 1998, there were 4,800,982 shares of Common Stock
outstanding  and  2,070,000  Redeemable  Common  Stock   Purchase
Warrants outstanding.






                    OMEGA ORTHODONTICS, INC.
                    FORM 10-QSB REPORT INDEX

Part I - Financial Information

  Item 1 -    Financial Statements

         Condensed  Consolidated Balance Sheets  March  31,  1998
         (Unaudited) and December 31, 1997

         Condensed Consolidated Statements of Operations for  the
         Three  Months  Ended March 31, 1998 and March  31,  1997
         (Unaudited)

         Condensed   Consolidated  Statement   of   Stockholders'
         Equity March 31, 1998

         Condensed Consolidated Statements of Cash Flows for  the
         Three  Months  Ended March 31, 1998 and March  31,  1997
         (Unaudited)

         Notes to Condensed Consolidated Financial Statements

  Item 2 -     Management's Discussion and Analysis of  Financial
         Condition and Results of Operations

Part II -- Other Information

  Item 1 - Legal Proceedings

  Item 2 - Changes in Securities and Use of Proceeds

  Item 3 - Defaults upon Senior Securities

  Item 4 - Submission of Matters to a Vote of Security Holders

  Item 5 - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

Signatures

                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    Omega Orthodontics, Inc.
             Condensed Consolidated Balance Sheets
                          (Unaudited)

                                 March 31, 1998     December 31, 1997
Assets
Current assets:
   Cash and cash equivalents
                                        $3,106,167          5,421,721
   Receivable from affiliated
practices                                2,098,170            926,271
   Notes receivable from
affiliated practice                              -             50,000
   Notes and interest
receivable from related
parties                                    122,959            120,859
   Prepaid expenses                         95,598             55,791
    Total current assets                 5,422,894          6,574,642

Property and equipment, at
cost, net                                  619,142            503,339
Due from affiliated practices              105,529             53,194
Intangible assets, net                   8,359,002          5,099,043
Other assets                                47,846             80,303

    Total assets                       $14,554,413        $12,310,521

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities
   Accounts payable                       $187,276           $155,671
   Accrued expenses                        297,051            354,513
   Patient prepayments                   1,514,587            775,699
   Current portion of long-
   term debt                               204,985             76,130
   Due to affiliated
   practices                               279,788            147,955
   Due to related parties                  170,000            305,000
    Total current liabilities            2,653,687          1,814,968

Long-term debt, less current
portion                                    941,528            468,551

     Total liabilities                   3,595,215          2,283,519

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value
9,500,000 shares authorized -
4,800,982 and 4,338,823
shares issued and outstanding
at March 31, 1998 and
December 31, 1997,
respectively                                48,010             43,388
Additional paid-in capital              14,777,449         13,858,851
Accumulated deficit                    (3,866,261)        (3,875,237)
   Total stockholders' equity           10,959,198         10,027,002

 Total liabilities and
 stockholders' equity                  $14,554,413        $12,310,521

See notes to condensed consolidated financial statements

                 Omega Orthodontics, Inc.
         Condensed Consolidated Statements of Operations
                           (Unaudited)

                                    Three Months Ended
                                       March 31,
                                  1998             1997

Revenues:
Service fees                    $1,619,441          $       -
Consulting fees                     17,866             23,226
Total revenues                   1,637,307             23,226

Costs and expenses:
Employee costs                     779,758             54,231
Other direct costs                 249,031                  -
General and administrative         532,406            162,410
Depreciation and amortization       97,167                914
Total costs and expenses         1,658,362            217,555

Loss from operations              (21,055)          (194,329)

Interest expense                  (19,967)           (31,346)
Interest income                     49,998              1,428

Net income (loss)                   $8,976         $(224,247)

Basic net income (loss) per           $.00            $(0.13)
share

Diluted net income (loss) per         $.00            $(0.13)
share

Basic weighted average shares    4,755,287          1,685,000
outstanding

Diluted weighted average         4,762,038          1,685,000
shares outstanding


See notes to condensed consolidated financial statements.

                    Omega Orthodontics, Inc.
        Condensed Consolidated Statements of Stockholders' Equity
                          (Unaudited)

                        Common Stock         Additional                                 Total
                     Number of   $.01 Par    Paid-in      Accumulated   Deferred      Stockholders'
                       Shares    Value       Capital         Deficit    Compensation  Equity (Deficit)
Balance, December 31,
   1997               4,338,823  $   43,388  $13,858,851   $(3,875,237)  $       -    $10,027,002
Issuance of common
stock to new affiliated
practices               462,159       4,622      918,598             -           -        923,220
Net income                    -           -           -          8,976           -          8,976

Balance, March 31,
1998                  4,800,982  $   43,010  $14,777,449  $(3,866,261)   $       -    $10,959,198

See notes to condensed consolidated financial statements.


                    Omega Orthodontics, Inc.
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)

                                    Three Months Ended
                                       March 31,
                                  1998             1997

Net Cash used in operating      $(458,800)      $ 225,034
activities
Cash flows from investing
activities:
Purchases of property and         (75,095)                  -
equipment
Increase in other assets            32,457          (505,935)
Acquisition of management      (1,778,353)                  -
services agreements and
related assets
Net cash used in investing     (1,820,991)          (505,935)
activities

Cash flows from financing
activities:
Repayment of borrowings           (35,763)                  -
Proceeds from issuance of                -             20,000
notes payable
Net cash provided/used by         (35,763)             20,000
financing activities

Net decrease in cash and cash  (2,315,554)          (260,901)
equivalents
Cash and cash equivalents,       5,421,721            321,057
beginning of period
Cash and cash equivalents,      $3,106,167            $60,156
end of period

Supplemental disclosure of
cash flow information:
Cash paid during the period        $23,142            $31,346
for interest

Supplemental disclosure of
cash flows related to
Affiliations:
Fair value of assets            $3,534,488
acquired, excluding cash
Issuance of common stock         (923,220)
Issuance of notes payable        (553,100)
Cash paid                      (1,778,353)

Liabilities assumed               $279,815

Supplemental disclosure of
non cash items from
investing activities:
Issuance of debt in
connection with
Affiliations:                     $553,100
Transfer of note receivable        $50,000
in connection with
affiliation

See notes to condensed consolidated financial statements.

                          OMEGA ORTHODONTICS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

 The  condensed consolidated balance sheet at March 31, 1998, the condensed  consolidated statements of operations for  the  three months  ended  March  31,  1998  and  March  31,  1997  and  the condensed  consolidated statements of cash flows for  the  three months  ended  March 31, 1998 and March 31, 1997 are  unaudited, but,  in  the  opinion  of management, include  all  adjustments
 (consisting  of  normal recurring adjustments) necessary  for  a
 fair  presentation  of  results for the  interim  periods.   The
 results of operations for the three months ended March 31,  1998 are  not  necessarily indicative of results to be  expected  for
 the   entire  year.   For  further  information,  refer  to  the
 consolidated   financial  statements   and   footnotes   thereto
 included in the Company's Annual Report on Form 10-KSB  for  the
 year ended December 31, 1997.

 Revenue Recognition

 The  Company's  services are provided under management  services
 agreements   (Management   Services  Agreements)   and   interim
 management  agreements  with  affiliated  practices  (Affiliated
 Practices).   Net  revenue  earned  by  the  Company  under  the
 management  agreements  is  equal to approximately  25%  of  new patient  contract  balances in the first month  of  new  patient contracts plus a portion of existing contract balances  recorded by  the  Affiliated  Practices, less  amounts  retained  by  the
 Affiliated  Practices.  The Company provides practice management
 and   marketing   services,  facilities   and   non-professional
 personnel  and receives 65% to 75% of the Affiliated  Practices'
 gross  patient  fee  collections  as  a  management  fee.    The
 Affiliated Practices retain all revenue not paid to the  Company as  the  management fee.  The amounts retained by the Affiliated
 Practices  are  dependent on their financial performance,  based in  significant  part on their cash receipts and  disbursements.
 If   total   expenses  of  an  Affiliated  Practice  are   below
 prescribed  percentages, the Affiliate Practice is  entitled  to
 retain   50%  of  the  difference.   Under  the  terms  of   the
 management   agreements, the Affiliated Practices  assign  their
 receivables to the Company in payment of their management  fees.
 The  Company  is responsible for collections.  The Company  also assumes  its portion of patient prepayments, which are  deposits from  patients  for  dental  care  to  be  performed  in  future periods.

 Income (Loss) Per Share

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

 Basic  earnings (loss) per share was determined by dividing  net income  by the weighted average common shares outstanding during
 the  period.   Diluted  earnings per  share  was  determined  by
 dividing   net   income  by  diluted  weighted  average   shares
 outstanding.   Diluted  weighted  average  shares  reflect   the
 dilutive  effect, if any, of common equivalent  shares.   Common
 equivalent  shares include common stock options  to  the  extent their  effect  is dilutive, based on the treasury stock  method.
 The  calculation  of diluted earning per share excludes  options to  purchase  350,000  shares  of  common  stock  and  2,070,000 warrants,  as the effects are antidilutive.  Dilutive  loss  per share  is  the  same as basic loss per share as  there  were  no dilutive shares.

 During   the  period  preceding  the  Company's  initial  public
 offering  (IPO),  the Company issued 185,000  shares  of  common
 stock   that  have  been  treated  as  "nominal  issuances"   in
 accordance with SAB 98.

                                              Three    Months    Ended March 31,
                                                     1998         1997

   Basic weighted average shares outstanding          4,755,287      1,685,000
   Weighted average common equivalent shares              6,751       -
   Diluted weighted average shares outstanding        4,762,038      1,685,000

 Interim Financial Statements

 The  financial  statements have been  prepared  by  the  Company without  audit,  pursuant to the rules and  regulations  of  the
 Securities  and  Exchange Commission (SEC).   Pursuant  to  such
 regulations,   certain  information  and  footnote   disclosures
 normally   included   in   financial  statements   prepared   in
 accordance  with  generally accepted accounting principles  have
 been   condensed   or   omitted.   The  Company   believes   the
 presentation  and disclosures herein are adequate  to  make  the
 information   not  misleading,  and  the  financial   statements
 reflect  all normal adjustments that are necessary  for  a  fair presentation of the results for the interim period  ended  March
 31, 1998.

 Operating   results  of  interim  periods  are  not  necessarily
 indicative of the results for full years.  It is suggested  that these  financial  statements be read  in  conjunction  with  the financial  statements of the Company and related notes  thereto, and  management's discussion and analysis of financial condition and  results  of operations related thereto, all  of  which  are included in the Company's Annual Report on Form 10-KSB  for  the
 year ended December 31, 1997.

 Intangible Assets

 The  value  assigned to the Management Services  Agreement  with the  acquisition of the assets and liabilities of the management services  oganization (MSO) and concurrent  Management  Services
 Agreement  with the Affiliated Practices has been accounted  for by  the  Company  in  accordance with the Emerging  Issues  Task
 Force  ("EITF") Issue 97-2.  Substantially all of the intangible assets on the Company's condensed consolidated balance sheet  as of  March  31,  1998  are related to the  affiliation  with  the
 Affiliated  Practices.  The Company evaluates  each  affiliation and  establishes an appropriate amortization period based on the underlying  facts  and  circumstances.  Currently,  the  Company uses  an  amortization  period ranging  from  25  to  40  years, consistent  with  the extended terms of the Management  Services
 Agreements.   For all new affiliations subsequent  to  the  IPO,
 the  Company used a 25-year amortization period.  Subsequent  to
 each  affiliation,   the  Company  reevaluates  such  facts  and
 circumstances  to  determine if the  related  intangible  assets continue  to  be  realizable  and  if  the  amortization  period continues to be appropriate.
 Amortization   of  the  intangible  assets  on   the   Company's
 condensed  consolidated  balance sheet  as  of  March  31,  1998 produced  an  amortization expense of approximately $60,000  for
 the  three  months  ended  March 31,  1998.   Affiliations  with
 additional  Affiliated Practices will result in the  recognition of  additional  intangible assets and  will  cause  amortization expense  to  increase  further.  Although  the  net  unamortized
 balance   of  intangible  assets  on  the  Company's   condensed
 consolidated  balance  sheet  as  of  March  31,  1998  was  not considered  to  be  impaired, any future  determination  that  a significant impairment has occurred would require the  write-off of  the impaired portion of unamortized intangible assets, which would  have a material adverse effect on the Company's business, financial condition and results of operations.

2. New Affiliated Practices

 During the three months ended March 31, 1998, the Company completed affiliations with five new Affiliated Practices, two of which merged with existing Affiliated Practices.

 Total consideration related to the new Affiliated Practices is summarized as follows:

       Value of common stock issued      $               923,220
       Cash paid                                       1,778,353
       Notes payable                                     553,100

          Total                          $             3,254,673

 The  cost of each of the above new Affiliated Practices has been allocated  on  the  basis of the estimated  fair  value  of  the
 assets   acquired   and   liabilities  assumed,   resulting   in
 management  contract intangibles of approximately $3.3  million.
 These  allocations may be adjusted to the extent that management becomes  aware  of additional information within  one  reporting year  of the affiliation date which results in a material change in  the  amount  of any contingency or changes in the  estimated fair value of assets acquired and liabilities assumed.

 The  allocation  of  the purchase price of  the  new  Affiliated
 Practices,   including   acquisition  costs   of   approximately
 $123,000, is as follows:

     Property and equipment                            $ 77,530
     Management service contract intangibles          3,293,684
     Patient receivables and patient prepayments        163,274
     Assumed liabilities                               (279,815)

                                                    $ 3,254,673

 In addition, during the three months ended March 31, 1998, the Company entered into an interim management agreement with one additional practice, pursuant to which the Company provides management services under essentially the same terms as its Management Services Agreement, prior to the completion of the affiliation agreements. During the three months ended March 31, 1998, the Company completed affiliation agreements with two practices with which it had previously provided management services under interim management agreements.

ITEM 2.MANAGEMENT'S   DISCUSSION  AND   ANALYSIS   OF   FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

 THE   FOLLOWING  CONTAINS  CERTAIN  FORWARD-LOOKING   STATEMENTS
 REGARDING  THE  PLANS  AND OBJECTIVES OF MANAGEMENT  FOR  FUTURE
 OPERATIONS  INCLUDING  PLANS  AND  OBJECTIVES  RELATING  TO  THE
 DEVELOPMENT  OF  THE AFFILIATED PRACTICES.  THE  FORWARD-LOOKING
 STATEMENTS  INCLUDED  HEREIN ARE BASED ON  CURRENT  EXPECTATIONS
 THAT  INVOLVE  NUMEROUS RISKS AND UNCERTAINTIES.  THE  COMPANY'S
 PLANS AND OBJECTIVES ARE BASED ON A SUCCESSFUL EXECUTION OF  THE
 COMPANY'S   EXPANSION   STRATEGY  AND   ASSUMPTIONS   THAT   THE
 AFFILIATED  PRACTICES WILL BE PROFITABLE, THAT  THE  ORTHODONTIC
 INDUSTRY  WILL  NOT  CHANGE MATERIALLY OR  ADVERSELY,  AND  THAT
 THERE  WILL BE NO UNANTICIPATED MATERIAL ADVERSE CHANGE  IN  THE
 COMPANY'S OPERATIONS OR BUSINESS.  ASSUMPTIONS RELATING  TO  THE
 FOREGOING  INVOLVE  JUDGMENTS  WITH  RESPECT  TO,  AMONG   OTHER
 THINGS,  FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS  AND
 FUTURE  BUSINESS  DECISIONS,  ALL  OF  WHICH  ARE  DIFFICULT  OR
 IMPOSSIBLE  TO PREDICT ACCURATELY AND MANY OF WHICH  ARE  BEYOND
 THE  CONTROL OF THE COMPANY.  ALTHOUGH THE COMPANY BELIEVES THAT
 ITS  ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING  STATEMENTS  ARE
 REASONABLE,  ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE  AND,
 THEREFORE,  THERE  CAN BE NO ASSURANCE THAT THE  FORWARD-LOOKING
 STATEMENTS INCLUDED IN THE FOLLOWING WILL PROVE TO BE  ACCURATE.
 IN  LIGHT  OF  THE  SIGNIFICANT UNCERTAINTIES  INHERENT  IN  THE
 FORWARD-LOOKING  STATEMENTS  INCLUDED  HEREIN,  PARTICULARLY  IN
 VIEW  OF  THE COMPANY'S EARLY STAGE OF OPERATIONS, THE INCLUSION
 OF  SUCH  INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION
 BY  THE  COMPANY  OR  ANY OTHER PERSON THAT THE  OBJECTIVES  AND
 PLANS OF THE COMPANY WILL BE ACHIEVED.  THE FOLLOWING SHOULD  BE
 READ  IN  CONJUNCTION  WITH THE FINANCIAL STATEMENTS  AND  NOTES
 APPEARING  ELSEWHERE  IN  THIS REPORT AND  THE  COMPANY'S  PRIOR
 FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

 General

 Omega  was  incorporated in Delaware in August 1996.   Following
 its  initial  public offering ("IPO") on October  6,  1997,  the
 Company   began  to  offer  its  services  primarily  under   an
 "affiliate"  relationship whereby it purchases, pursuant  to  an affiliation  agreement  ("Affiliation  Agreement"),  the  equity interests  of the management services organization ("MSO")  that holds  certain  assets and is associated with an orthodontic  or other  dental  speciality practice ("Affiliated  Practice")  and
 enters   into   a   long  term  management  services   agreement
 ("Management  Services Agreement") with the Affiliated  Practice
 of   the   selling  orthodontist  or  other  dental   specialist
 ("Affiliated   Practitioner").   Pursuant  to   the   Management
 Services  Agreement, the Company receives a  monthly  management fee  for  providing  all of the Affiliated  Practice's  practice needs,  including  facilities, support staff  and  supplies,  as well  as  a program of systems, methods and procedures  designed to  enhance  the  growth, efficiency and  profitability  of  the
 Affiliated Practice.

 Pursuant   to   the   Affiliation  Agreement,   the   Affiliated
 Practitioner    typically  converts  his  existing  professional
 corporation  into  a general corporation that will  function  as
 the   MSO  and  creates  a  new  professional  corporation  (the
 Affiliated  Practice) through which the Affiliated  Practitioner will  continue to provide orthodontic or other dental  specialty
 care.   The  MSO  retains certain assets and  liabilities  which
 typically  include  the  lease  for  the  Affiliated  Practice's
 office   space,  clinical  supplies  and  equipment  and  office
 furniture,  supplies  and  equipment.  The  Affiliated  Practice retains  certain  other assets and liabilities  (if  any)  which typically  include all cash and cash equivalents, real property, automobiles,  patient records, related patient  information  and
 notes  payable  unrelated  to  assets  purchased.   The  Company
 generally  acquires all of the equity interest of the  MSO  from the  Affiliated Practitioner, the purchase price  for  which  is determined through an assessment of immediate and future  return on  investment.  The MSO typically is acquired for a combination of  cash, five year notes and unregistered Common Stock or stock options.  As  of  March  31,  1998, the  Company  had  completed fourteen  affiliations  with an average MSO  purchase  price  of
 approximately   $655,000,  of  which   the   cash   portion   is
 approximately $315,000.

 The  Management Services Agreement provides that the  Affiliated
 Practice  will  utilize the facility and the Company's  services for  a  period of 20 years, with two ten year extensions.  While each  Management  Services  Agreement  is  negotiated  based  on specific  circumstances, the management fees  charged  typically range  between  65%  to 75% of the Affiliated  Practice's  gross income,  which is expected to be sufficient to pay  all  of  the
 MSO's   expenses   and  provide  a  return  on   the   Company's
 investment.   If the Affiliated Practice's expenses  payable  by
 the  MSO are less than an agreed target amount of expenses,  the difference  between  the target amount and the  actual  expenses will  typically be shared equally by the MSO and the  Affiliated
 Practice.   At  the  retirement,  disability  or  death  of  the
 Affiliated   Practitioner,   the   Company   will   identify   a
 replacement  Affiliated Practitioner to purchase the  Affiliated
 Practice and assume the Management Services Agreement.

 Concurrent  with  the  IPO,  the  Company  executed  Affiliation
 Agreements   with  seven  initial  Affiliated   Practices.    In
 addition,   between October and December 31,  1997  the  Company
 entered   into   Affiliation  Agreements  with  two   additional
 Affiliated Practices.  During January 1998, the Company  entered into  Affiliation Agreements with five additional practices (two of  which  merged with existing Affiliated Practices).  Pursuant to  those collective agreements, the Company acquired the equity interests in the MSOs of  fourteen Affiliated Practices (two  of which  merged with existing Affiliated Practices).  Each of  the
 Affiliated   Practices   is   typically   operated   with    one
 practitioner,  who is typically supported by a  staff  of  three dental assistants and three office personnel.

 In consideration for acquiring the five MSOs in January 1998, the Company paid the aggregate of approximately $1.8 million in cash, issued an aggregate of approximately $553,000 in notes bearing interest at 8.5%, assumed of approximately $280,000 of liabilities and issued an aggregate of 462,159 shares of Common
 Stock.

 The  Company  expects  that its future  growth  will  come  from
 implementing   its   Omega  Exceptional  Practice   Model   with
 Affiliated  Practices  and entering into Affiliation  Agreements with  new  Affiliated Practices.  The ability of the Company  to achieve  its  expansion will depend upon a  number  of  factors, including  (i) the Company's ability to attract orthodontic  and other  dental  specialists to affiliate with the  Company,  (ii)
 the  availability of suitable markets and the Company's  ability to  obtain  suitable locations within those markets;  (iii)  the
 Company's  ability to locate existing practices for affiliation,
 affiliate   with   such   practices  on  favorable   terms   and
 successfully  integrate  the  affiliated  operations  into   the
 Company's  existing  operations; and (iv)  the  availability  of adequate  financing  to fund affiliations with  orthodontic  and other  dental  speciality practices.  A  shortage  of  available orthodontists and other dental specialists with the  skills  and experience  required  by  the  Company  would  have  a  material adverse effect on the Company's expansion plans.  There  can  be no  assurance  that  the Company's expansion  strategy  will  be successful,  that modifications to the Company's  strategy  will not  be  required  or that the Company will be  able  to  manage effectively  and  enhance the profitability  of  its  Affiliated
 Practices.

 Results of Operations

 For the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

 Revenues

 Total  revenues for the three months ended March 31,  1998  were approximately  $1.6 million and consisted of approximately  $1.6
 million   of   service  fees  revenue  from  twelve   Affiliated
 Practices  and  approximately $18,000 of  other  consulting  fee
 revenue   on   a  fee  for  service  basis  from  non-Affiliated
 Practices.   In  addition, during the three months  ended  March
 31,  1998,  the Company affiliated with one additional  practice on  an  interim management agreement basis.  Under the terms  of the  interim management agreement, the Company receives  service
 fee   revenue  for  providing  management  services  which   are
 essentially  the  same  management  service  fees  earned   upon
 consummation  of  a formal Management Services  Agreement.   For
 the  three months ended March 31, 1997, the Company did not have any  service fee revenue because it had not yet affiliated  with any  Affiliated  Practices.  During  that  period,  the  Company earned  approximately $23,000 for consulting  services  provided on a fee for service basis.

 Cost and Expenses

 The   Company   incurred  operating  costs   and   expenses   of
 approximately $1.7 million for the three months ended March  31,
 1998.   The  Company's costs and expenses consist  primarily  of
 salaries  and benefits, orthodontic supplies, rent,  advertising and  marketing, general and administrative and depreciation  and
 amortization.    The  Company  incurred  operating   costs   and
 expenses  of  approximately $218,000 for the three months  ended
 March  31,  1997 which represented corporate office expense  and the cost of providing certain management consulting services.

 The Company's costs and expenses include:

     Employee Costs. Includes all salaries, payroll taxes and fringe benefits of the dental assistants, office staff and corporate office personnel.

     Other  Direct  Costs.  Includes dental and office  supplies,
     laboratory   costs,   facilities  and  equipment   for   the
     Affiliated Practices and corporate office.

     General   Administrative.   Includes  all  other   operating
     expenses,  including advertising, repairs  and  maintenance, computer  support, telephone, utilities, taxes and  licenses for  the Affiliated Practices and corporate office, as  well as  the  cost of consultants, professional fees  and  travel related to providing support to the Affiliated Practices and corporate office.

     Depreciation and Amortization. Includes depreciation of equipment and leasehold improvements of the Affiliated
     Practices and amortization of intangible assets related to the Management Services Agreement.

 Interest Expense

 Interest  expense of approximately $20,000 for the three  months ended  March  31,  1998 reflected the cost of  borrowings  under notes  payable  to Affiliated Practices issued as  part  of  the
 price   for  affiliating  with  of  those  practices.   Interest
 expense  of  approximately $31,000 for the  three  months  ended
 March  31,  1997  reflects the cost of  borrowing  under  bridge financing outstanding at that time used to finance the  cost  of operations and IPO costs.  The bridge financing notes were  paid in full with a portion of the proceeds of the IPO.

 Interest Income

 Interest income of approximately $50,000 for the three months ended March 31, 1998 reflected interest earned on the Company's net proceeds from the IPO. Interest income of approximately
 $1,400 for the three months ended March 31, 1997 reflected interest earned on the net proceeds of the bridge financing notes.

 Net Income

 As a result of the foregoing factors, the Company generated a net income of approximately $9,000, or $.00 per share, for the three months ended March 31, 1998, versus a net loss of approximately $224,000, or $.14 per share, for the three months ended March 31, 1997.

 Liquidity and Capital Resources

 Financing Activity

 The Company has financed its capital requirements to date with borrowings from bridge and interim notes and the issuance of equity securities.

 Omega  has experienced operating losses, negative cash flows,  a deficit in working capital and an accumulated deficit since  its
 inception.   The  Company's accumulated deficit  from  inception
 (August  30,  1996) to October 1, 1997 (the Company's  IPO)  was
 approximately $3.8 million.  The Company reported a  significant loss  from operations for the year ended December 31,  1997  due primarily  to  the value ascribed to certain stock  compensation earned  by  consultants in April 1997.  At March 31,  1998,  the
 Company   had   an  accumulated  deficit  since   inception   of
 approximately $3.9 million.

 The  Company makes routine cash advances from time  to  time  to
 its   Affiliated   Practices  under  its   Management   Services
 Agreements  to fund any deficits in monthly cash  flows  of  the
 Affiliated  Practices.  Such advances will generally  be  repaid by  the Affiliated Practices to the Company without interest  as adequate funds are generated by the Affiliated Practices.

 The  Company's  expansion strategy requires substantial  capital resources.  Capital is needed not only for the affiliation  with
 future   Affiliated  Practices,  but  also  for  the   effective
 integration, operation and expansion of the existing and  future
 Affiliated  Practices.   In addition, the  Affiliated  Practices
 may  from  time  to  time  require capital  for  renovation  and expansion and for the addition of equipment and technology.

 The  Company anticipates the use of a combination of cash, notes and  shares of its Common Stock to fund additional affiliations.
 The  extent  to  which the Company is able  or  willing  to  use shares  of  Common  Stock to enter into future  affiliations  or provide future financing will depend on the market value of  the
 Common   Stock  from  time  to  time  and,  in   the   case   of
 affiliations, the willingness of owners of potential  Affiliated
 Practices  to accept Common Stock as full or partial payment  of consideration  for their affiliations.  Using shares  of  Common
 Stock  for these purposes may result in significant dilution  to existing stockholders.  During the three months ended March  31,
 1998,  the  Company  issued 462,159 shares of  Common  Stock  in connection with affiliations with Affiliated Practices.

 The  Company  will use cash flows from operations, net  proceeds from  its  IPO  and  will  seek to raise  capital  through  bank
 borrowings and public or private debt or equity issuances.   The
 availability of these capital sources will depend on  prevailing market  conditions,  interest rates and financial  condition  of the  Company.  During the three months ended March 31, 1998, the
 Company  spent approximately $1.8 million of cash in  connection with affiliations with Affiliated Practices.

 Working Capital Management

 The Company had $2.8 million of working capital at March 31, 1998, consisting primarily of cash and cash equivalents of approximately $3.1 million as a result of the net proceeds remaining from the IPO.

 The   Company  expects  to  affiliate  with  additional   dental
 speciality  practices during 1998 that will involve the  use  of cash, Common Stock and notes payable.  Management believes  that the  remaining cash proceeds of the IPO combined with  its  cash flow  from operations will be sufficient to fund planned capital expenditures and ongoing operations of the Company  through  the
 end  of  1998.   The  Company is also  seeking  to  establish  a
 revolving  bank  credit facility which, when combined  with  the
 Company's cash resources, will be used in the Company's  planned
 affiliation  program.   There  can  be  no  assurance  that  the
 Company  will be able to obtain additional funds when needed  on satisfactory  terms or at all.  Any limitation on the  Company's ability  to  obtain additional financing could have  a  material adverse  effort  on the Company's business, financial  condition and results of operations.

                  PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

       None

ITEM 2.   Changes in Securities and Use of Proceeds

       (a)    Not applicable

       (b)    Not applicable

       (c)     During the three months ended March 31, 1998,  the
          Company issued an aggregate of 462,159 shares of Common
          Stock  to  five  Affiliated  Practitioners  as  partial
          consideration  for  the  affiliation  with  those  five
          Affiliated  Practitioners.   The  Company   relied   on
          Section  4(2) of the Securities Act of 1993, as amended
          (the  "Securities Act"), and the rules and  regulations
          promulgated  thereunder,  in issuing  these  securities
          without registration under the Securities Act.

       (d)     The  Company's Registration Statement on Form SB-2
          (Registration No. 333-27179), as amended, with  respect
          to  the  offering  of shares of the  Common  Stock  and
          Redeemable  Common  Stock  Purchase  Warrants  in   the
          Company's  IPO was declared effective on September  30,
          1997.   The  IPO commenced on October 1, 1997  and  has
          since  terminated, resulting in (i)  the  sale  by  the
          Company  of 2,070,000 shares of Common Stock on October
          6,  1997 (including 270,000 shares of Common Stock sold
          pursuant  to  the  exercise of the underwriters'  over-
          allotment option on the same date) and (ii) the sale by
          the   Company  of  2,070,000  Redeemable  Common  Stock
          Purchase Warrants sold pursuant to the exercise of  the
          underwriters' over-allotment option on the same  date).
          The  shares  of Common Stock and the Redeemable  Common
          Stock Purchase Warrants sold constituted all the shares
          of  Common  Stock and all the Redeemable  Common  Stock
          Purchase Warrants covered by the Registration Statement
          and  available for sale to the public in the IPO.   The
          managing   underwriter  for  the   IPO   was   National
          Securities  Corporation.  The aggregate  price  to  the
          public   for  the  shares  of  Common  Stock  and   the
          Redeemable Common Stock Purchase Warrants sold  in  the
          IPO  was  $12.6  million.  The Company  incurred  total
          expenses  of  $3.1 million, including $1.3  million  in
          underwriting  discount  and  commissions  paid  by  the
          Company and $1.8 million in other expenses.  The amount
          of  other  expenses is a reasonable  estimate  of  such
          amount.  None of such payments was a direct or indirect
          payment  to  directors or officers of  the  Company  or
          their associates, to persons owning 10% or more of  any
          class  of  equity  securities  of  the  Company  or  to
          affiliates of the Company.

          The  net proceeds to the Company from the IPO were $9.5
          million.   The  Company  used  such  net  proceeds   as
          follows:  (i) $1.1 million for the repayment  of  debt;
          (ii)  $2.1 million to consummate the affiliations  with
          the  seven  initial Affiliated Practices (the  "Initial
          Affiliated   Practices");  (iii)  $2.2  to   consummate
          affiliations with additional Affiliated Practices;  and
          (iv)  $980,000 for working capital and other  corporate
          purposes.   None  of  such payments  was  a  direct  or
          indirect  payment  to  directors  or  officers  of  the
          Company or their associates, to persons owning  10%  or
          more  of  any class of equity securities of the Company
          or to affiliates of the Company, except (a) $115,000 of
          debt repayments and $65,000 of payments due as a result
          of  a  non-recurring consulting charge taken  in  1997,
          were paid to Dr. Glovsky, the Chairman of the Board  of
          the  Company; (b) $50,000 of debt repayments were  paid
          to Dr. Dean C. Bellavia, a director of the Company; (c)
          $50,000  of debt repayments were paid to Dr.  David  T.
          Grove, a director of the Company, and $333,567 was paid
          to  Dr.  Grove  as partial consideration for  acquiring
          certain  assets of his practice in connection with  the
          consummation  of  the affiliation with  his  Affiliated
          Practice;  and  (d) $100,000 was loaned  to  Robert  J.
          Schulhof, the President and Chief Executive Officer  of
          the Company, to assist him in repaying certain personal
          obligations  which he incurred during the start  up  of
          the Company.

ITEM 3.   Defaults upon Senior Securities

       Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders

       Not applicable

ITEM 5.   Other Information

       Not applicable

ITEM 6.   Exhibits and Reports on Form 8-K

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

     The information required by this Item 6(b) is hereby incorporated by reference to the Company's Current Report of Form 8-K dated January 14, 1998.


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   OMEGA ORTHODONTICS, INC.
                                           (Registrant)


Date: May 15, 1998                   By: /s/Robert J. Schulhof
                                     Robert J. Schulhof
                                     Chief Executive Officer

Date: May 15, 1998                   By:/s/Edward M. Mulherin
                                     Edward M. Mulherin
                                     Chief Financial Officer

                         EXHIBIT INDEX


Exhibit Number                     Description

          27                       Financial Data Schedule
                                   (furnished  to the  Securities
                                   and  Exchange
                                   Commission for Electronic Data Gathering,
                                   Analysis, and Retrieval (EDGAR) purposes
                                   only)


