Form 10QSB
period 1998-06-30
OMEGA ORTHODONTICS INC
filed 1998-08-14
CIK 1032628

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       - - - - - - - - - - - - - - - - - -

                                   FORM 10-QSB
(MARK ONE)

   [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


   [ ]            TRANSITION REPORT UNDER SECTION 13 OR 15 (D)
                               OF THE EXCHANGE ACT

      FOR THE TRANSITION PERIOD FROM _______________ TO __________________

                         COMMISSION FILE NUMBER: 0-23055
             - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                            OMEGA ORTHODONTICS, INC.
                     (EXACT NAME OF SMALL BUSINESS ISSUER AS
                            SPECIFIED IN ITS CHARTER)

          DELAWARE                                              95-4596853
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                               3621 SILVER SPUR LANE
                                ACTON, CALIFORNIA                  93510
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

As of July 31, 1998, there were 4,807,232 shares of Common Stock outstanding and 2,070,000 Redeemable Common Stock Purchase Warrants outstanding.

                            OMEGA ORTHODONTICS, INC.
                            FORM 10-QSB REPORT INDEX

Part I - Financial Information

     Item 1 -  Financial Statements

               Condensed Consolidated Balance Sheets June 30, 1998 (Unaudited) and December 31, 1997

               Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 1998 and June 30, 1997 (Unaudited)

               Condensed Consolidated Statement of Stockholders' Equity June 30, 1998 (Unaudited)

               Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and June 30, 1997 (Unaudited)

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

     Item 3 - Defaults upon Senior Securities

     Item 4 - Submission of Matters to a Vote of Security Holders

     Item 5 - Other Information

     Item 6 - Exhibits and Reports on Form 8-K

Signatures




                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                            OMEGA ORTHODONTICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             June 30,   December 31,
                                                               1998         1997
                                                           (Unaudited)    (Audited)
                                                           -----------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                $ 2,406,678   $ 5,421,721
  Receivable from affiliated practices, net                  2,084,407       926,271
  Notes and interest receivable from affiliated practice        25,333        50,000
  Notes and interest receivable from related parties           125,058       120,859
  Prepaid expenses                                              88,732        55,791
                                                           -----------   -----------
    Total current assets                                     4,730,208     6,574,642

Property and equipment, net                                    738,660       503,339
Due from affiliated practices                                  172,563        53,194
Intangible assets, net                                       8,395,554     5,099,043
Other assets                                                   124,688        80,303
                                                           -----------   -----------

        Total Assets                                       $14,161,673   $12,310,521
                                                           ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $   171,908   $   155,671
  Accrued expenses                                             359,578       354,513
  Patient prepayments                                        1,520,400       775,699
  Current portion of long-term debt                            232,153        76,130
  Due to affiliated practices                                  180,652       147,955
  Due to related parties                                          --         305,000
                                                           -----------   -----------
    Total current liabilities                                2,464,691     1,814,968

Long-term debt, less current portion                           902,870       468,551
                                                           -----------   -----------

        Total Liabilities                                    3,367,561     2,283,519
                                                           -----------   -----------

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value 9,500,000 shares
  authorized - 4,807,232 and 4,338,823 shares issued
  and outstanding at June 30, 1998 and December 31,
  1997, respectively                                            48,072        43,388
Additional paid-in capital                                  14,785,824    13,858,851
Accumulated deficit                                         (4,039,784)   (3,875,237)
                                                           -----------   -----------
    Total stockholders' equity                              10,794,112    10,027,002
                                                           -----------   -----------

        Total Liabilities and Stockholders' Equity         $14,161,673   $12,310,521
                                                           ===========   ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            OMEGA ORTHODONTICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Three Months Ended             Six Months Ended
                                                June 30,                      June 30,
                                       --------------------------    --------------------------

                                           1998           1997           1998           1997
                                           ----           ----           ----           ----
Revenues:
  Service fees                         $ 1,741,037    $      --      $ 3,360,478    $      --
  Consulting fees                            3,929         21,345         21,795         44,571
                                       -----------    -----------    -----------    -----------
      Total revenues                     1,744,966         21,345      3,382,273         44,571
                                       -----------    -----------    -----------    -----------

Costs and expenses:
  Employee costs                           879,289         53,347      1,659,047        107,578
  Other direct costs                       298,357         36,571        547,388         43,856
  General and administrative               662,215        122,428      1,194,621        277,553
  Depreciation and amortization             86,754            914        183,921          1,828
  Non-recurring consulting
    expense                                   --        2,867,400           --        2,867,400
                                       -----------    -----------    -----------    -----------
      Total costs and expenses           1,926,615      3,080,660      3,584,977      3,298,215
                                       -----------    -----------    -----------    -----------

Loss from operations                      (181,649)    (3,059,315)      (202,704)    (3,253,644)

Interest expense                           (26,250)       (49,799)       (46,217)       (81,145)
Interest income                             34,376            896         84,374          2,324
                                       -----------    -----------    -----------    -----------

      Net loss                         ($  173,523)   ($3,108,218)   ($  164,547)   ($3,332,465)
                                       ===========    ===========    ===========    ===========

Basic and diluted net loss per share   ($     0.04)   ($     1.84)   ($     0.03)   ($     1.98)
                                       ===========    ===========    ===========    ===========

Weighted average and diluted
  shares outstanding                     4,803,318      1,685,000      4,779,401      1,685,000
                                       ===========    ===========    ===========    ===========












SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            OMEGA ORTHODONTICS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)






                                    COMMON STOCK       ADDITIONAL                       TOTAL
                                 NUMBER OF  $.01 PAR     PAID-IN     ACCUMULATED    STOCKHOLDERS'
                                  SHARES      VALUE      CAPITAL       DEFICIT         EQUITY
                                  ------      -----      -------       -------         ------

Balance, December 31,
  1997                          4,338,823   $43,388   $13,858,851   ($3,875,237)   $ 10,027,002
Issuance of common stock
  to new affiliated practices     462,159     4,622       918,598          --           923,220
Issuance of common stock
  to consultant                     6,250        62         8,375          --             8,437
Net loss                             --        --            --        (164,547)       (164,547)
                                ---------   -------   -----------   -----------    ------------
Balance, June 30,
  1998                          4,807,232   $48,072   $14,785,824   ($4,039,784)   $ 10,794,112
                                =========   =======   ===========   ===========    ============

















SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            OMEGA ORTHODONTICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                            Six Months Ended
                                                                                June 30,
                                                                            ----------------

                                                                           1998          1997
                                                                           ----          ----

Net Cash used in operating activities                                  ($  829,072)   ($307,203)

Cash flows from investing activities:
         Purchases of property and equipment                              (218,810)      (1,425)
         Increase in notes receivable from affiliated practice             (25,333)        --
         Increase in other assets                                          (44,385)        --
         Acquisition of management services agreements
                  and related assets                                    (1,828,639)        --
                                                                       -----------    ---------
Net cash used in investing activities                                   (2,117,167)      (1,425)
                                                                       -----------    ---------

Cash flows from financing activities:
    Repayment of borrowings                                                (77,241)        --
    Deferred offering costs                                                   --       (296,426)
    Debt financing costs                                                      --        (18,900)
    Proceeds from issuance of notes payable                                   --        350,000
    Issuance of common stock to consultant                                   8,437         --
                                                                       -----------    ---------
Net cash provided/used by financing activities                             (68,804)      34,674
                                                                       -----------    ---------

Net decrease in cash and cash equivalents                               (3,015,043)    (273,954)
Cash and cash equivalents, beginning of period                          (5,421,721)     321,057
                                                                       -----------    ---------
Cash and cash equivalents, end of period                               ($2,406,678)   $  47,103
                                                                       ===========    =========

Supplemental disclosure of cash flow information:
         Cash paid during the period for interest                      $    47,413    $  52,273
                                                                       ===========    =========

Supplemental disclosure of cash flows related to affiliations:
      Fair value of assets acquired, excluding cash                    $ 3,614,774
      Issuance of common stock                                            (923,220)
      Issuance of notes payable                                           (583,100)
      Cash paid                                                         (1,828,639)
                                                                       -----------

Liabilities assumed                                                    $   279,815
                                                                       ===========

Supplemental disclosure of non cash items from investing activities:
    Issuance of debt in connection with affiliations                   $   583,100
                                                                       ===========

    Transfer of note receivable in connection with
      affiliation                                                      $    50,000
                                                                       ===========




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            OMEGA ORTHODONTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

    The condensed consolidated balance sheet at June 30, 1998, the condensed consolidated statements of operations for the three months and six months ended June 30, 1998 and June 30, 1997 and the condensed consolidated statements of cash flows for the six months ended June 30, 1998 and June 30, 1997 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results to be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

    REVENUE RECOGNITION

    The Company's services are provided under management services agreements (Management Services Agreements) and interim management agreements with affiliated practices (Affiliated Practices). Net revenue earned by the Company under the management agreements is equal to approximately 25% of new patient contract balances in the first month of new patient contracts plus a portion of existing contract balances recorded by the Affiliated Practices, less amounts retained by the Affiliated Practices. The Company provides practice management and marketing services, facilities and non-professional personnel and receives 65% to 75% of the Affiliated Practices' gross patient fee collections as a management fee. The Affiliated Practices retain all revenue not paid to the Company as the management fee. The amounts retained by the Affiliated Practices are dependent on their financial performance, based in significant part on their cash receipts and disbursements. If total expenses of an Affiliated Practice are below prescribed percentages, the Affiliated Practice is entitled to retain 50% of the difference. Under the terms of the management agreements, the Affiliated Practices assign their receivables to the Company in payment of their management fees. The Company is responsible for collection. The Company also assumes its portion of patient prepayments, which are deposits from patients for dental care to be performed in future periods.

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

    Basic loss per share was determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share is the same as basic loss per share as the effects of the Company's potential common stock (options to purchase 508,333 shares of common stock and 2,070,000 warrants as of June 30, 1998) are antidilutive. During the period preceding the Company's initial public offering (IPO), the Company issued 185,000 shares of common stock that have been treated as "nominal issuances" in accordance with SAB 98.

                            OMEGA ORTHODONTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    INTANGIBLE ASSETS

    The value assigned to the Management Services Agreements with the acquisition of the assets and liabilities of the management services organizations (MSO) and concurrent Management Services Agreements with the Affiliated Practices has been accounted for by the Company in accordance with the Emerging Issues Task Force ("EITF") Issue 97-2. Substantially all of the intangible assets on the Company's condensed consolidated balance sheet as of June 30, 1998 are related to the affiliations with the Affiliated Practices. The Company evaluates each affiliation and establishes an appropriate amortization period based on the underlying facts and circumstances. Currently, the Company uses an amortization period ranging from 25 to 40 years, consistent with the extended terms of the Management Services Agreements. For all new affiliations subsequent to the IPO, the Company used a 25-year amortization period. Subsequent to each affiliation, the Company reevaluates such facts and circumstances to determine if the related intangible assets continue to be realizable and if the amortization period continues to be appropriate.

    Amortization of the intangible assets on the Company's condensed consolidated balance sheet as of June 30, 1998 produced amortization expense of approximately $120,000 for the six months ended June 30, 1998. Affiliations with additional Affiliated Practices will result in the recognition of additional intangible assets and will cause amortization expense to increase further. Although the net unamortized balance of intangible assets on the Company's condensed consolidated balance sheet as of June 30, 1998 was not considered to be impaired, any future determination that a significant impairment has occurred would require the write-off of the impaired portion of unamortized intangible assets, which would have a material adverse effect on the Company's business, financial condition and results of operations.


    NEW ACCOUNTING STANDARD

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not believe the adoption of this accounting standard will have any impact on the Company's financial position or results of operations.

 .   NEW AFFILIATED PRACTICES

    During the six months ended June 30, 1998, the Company completed affiliations with six new Affiliated Practices, three of which merged with existing Affiliated Practices.

    Total consideration related to the new Affiliated Practices is summarized as follows:

         Value of common stock                           $       923,220
         Cash paid                                             1,828,639
         Notes payable                                           583,100
                                                         ---------------

             Total                                       $     3,334,959
                                                         ===============

    The cost of the above new Affiliated Practices has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed, resulting in management contract intangibles of approximately $3.4 million. These allocations may be adjusted to the extent that management becomes aware of additional information within one reporting year of the affiliation date which results in a material change in the amount of any contingency or changes in the estimated fair value of assets acquired and liabilities assumed.

    The allocation of the purchase price of the new Affiliated Practices, including acquisition costs of approximately $123,000, is as follows:

         Property and equipment                               $     77,530
         Management service contract intangibles                 3,373,970
         Patient receivables and patient prepayments               163,274
         Assumed liabilities                                  (    279,815)
                                                               -----------

                                                              $  3,334,959
                                                              ============

    In addition, during the six months ended June 30, 1998, the Company entered into an interim management agreement with two additional practices, pursuant to which the Company provides management services under essentially the same terms as its Management Services Agreements.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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

    GENERAL
    -------

    Omega was incorporated in Delaware in August 1996. Following its initial public offering ("IPO") on October 6, 1997, the Company began to offer its services primarily under an "affiliate" relationship whereby it purchases, pursuant to an affiliation agreement ("Affiliation Agreement"), the equity interests of the management services organization ("MSO") that holds certain assets and is associated with an orthodontic or other dental specialty practice ("Affiliated Practice") and enters into a long term management services agreement ("Management Services Agreement") with the Affiliated Practice of the selling orthodontist or other dental specialist ("Affiliated Practitioner"). Pursuant to the Management Services Agreement, the Company receives a monthly management fee for providing all of the Affiliated Practice's practice needs, including facilities, support staff and supplies, as well as a program of systems, methods and procedures designed to enhance the growth, efficiency and profitability of the Affiliated Practice.

    Pursuant to the Affiliation Agreement, the Affiliated Practitioner typically converts his existing professional corporation into a general corporation that will function as the MSO and creates a new professional corporation (the Affiliated Practice) through which the Affiliated Practitioner will continue to provide orthodontic or other dental specialty care. The MSO retains certain assets and liabilities which typically include the lease for the Affiliated Practice's office space, clinical supplies and equipment and office furniture, supplies and equipment. The Affiliated Practice retains certain other assets and liabilities (if any) which typically include all cash and cash equivalents, real property, automobiles, patient records, related patient information and notes payable unrelated to assets purchased. The Company generally acquires all of the equity interest of the MSO from the Affiliated Practitioner, the purchase price for which is determined through an assessment of immediate and future return on investment. The MSO typically is acquired for a combination of cash, five year notes and unregistered Common Stock or stock options. As of June 30, 1998, the Company had completed 14 affiliations with an average MSO purchase price of approximately $655,000, of which the cash portion was approximately $315,000.

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

    Concurrent with the IPO, the Company executed Affiliation Agreements with seven initial Affiliated Practices. In addition, between October and December 31, 1997 the Company entered into Affiliation Agreements with two additional Affiliated Practices. During the first six months of 1998, the Company entered into Affiliation Agreements with six additional practices (three of which merged with existing Affiliated Practices). Pursuant to those collective agreements, the Company acquired the equity interests in the MSOs of 14 Affiliated Practices (two of which merged with existing Affiliated Practices). Each of the Affiliated Practices is typically operated with one practitioner, who is typically supported by a staff of three dental assistants and three office personnel. As of June 30, 1998, the Company had 14 affiliated practices operating with 17 doctors in 10 states; which includes interim management agreements with two practices under terms similar to its Affiliation Agreements.

    In consideration for acquiring the six MSOs during the six months ended June 30, 1998, the Company paid the aggregate of approximately $1.8 million in cash, issued an aggregate of approximately $583,000 in notes bearing interest at 8.5%, assumed approximately $280,000 of liabilities and issued an aggregate of 462,159 shares of Common Stock.

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


    RESULTS OF OPERATIONS
    ---------------------

    FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997.

    REVENUES
    --------

    Total revenues for the three months and six months ended June 30, 1998 were approximately $1.7 million and $3.4 million, respectively, and consisted of approximately $1.7 million and $3.4 million of service fees revenue from twelve and fourteen Affiliated Practices, respectively, and approximately $4,000 and $22,000 of other consulting fee revenue on a fee for service basis from non-Affiliated Practices, respectively. For the three and six months ended June 30, 1997, the Company did not have any service fees revenue because it had not yet affiliated with any Affiliated Practices. During the three and six months ended June 30, 1997, the Company earned approximately $21,000 and $45,000, respectively, for consulting services provided on a fee for service basis.

    COST AND EXPENSES
    -----------------

    The Company incurred operating costs and expenses of approximately $1.9 million and $3.6 million for the three and six months ended June 30, 1998, respectively. The Company's costs and expenses consist primarily of salaries and benefits, orthodontic supplies, rent, advertising and marketing, general and administrative and depreciation and amortization. The Company incurred operating costs and expenses of approximately $3.1 million and $3.3 million for the three and six months ended June 30, 1997, respectively, which represented corporate office expense, the cost of providing certain management consulting services and the value ascribed to certain stock compensation earned by consultants.

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

    INTEREST EXPENSE
    ----------------

    Interest expense of approximately $26,000 and $46,000 for the three and six months ended June 30, 1998, respectively, reflected the cost of borrowings under notes payable to Affiliated Practices issued as part of the purchase price for affiliating with those practices. Interest expense of approximately $50,000 and $81,000 for the three and six months ended June 30, 1997, respectively, reflects the cost of borrowing under bridge financing outstanding at that time used to finance the cost of operations and IPO costs. The bridge financing notes were paid in full with a portion of the proceeds of the IPO.

    INTEREST INCOME
    ---------------

    Interest income of approximately $34,000 and $84,000 for the three and six months ended June 30, 1998, respectively, reflected interest earned on the Company's net proceeds from the IPO and notes from related parties. Interest income of approximately $900 and $2,000 for the three and six months ended June 30, 1997, respectively, reflected interest earned on the net proceeds of the bridge financing notes.

    NET LOSS
    --------

    As a result of the foregoing factors, the Company generated a net loss of approximately $174,000 and $165,000, or $0.04 and $0.03 per share, for three and six months ended June 30, 1998, respectively, versus a net loss of approximately $3.1 million and $3.3 million, or $1.84 and $1.98 per share, for the three and six months ended June 30, 1997, respectively.


    LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------

    FINANCING ACTIVITY
    ------------------

    The Company has financed its capital requirements to date with borrowings from bridge and interim notes and the issuance of equity securities.

    The Company has experienced operating losses, negative cash flows, a deficit in working capital and an accumulated deficit since its inception. The Company's accumulated deficit from inception (August 30, 1996) to October 1, 1997 (the Company's IPO) was approximately $3.9 million. The Company reported a significant loss from operations for the year ended December 31, 1997 due primarily to the value ascribed to certain stock compensation earned by consultants in April 1997 and has reported a loss from operations for the six months ended June 30, 1998 of $202,704.

    The Company makes routine cash advances from time to time to its Affiliated Practices under its Management Services Agreements to fund any deficits in monthly cash flows of the Affiliated Practices. Such advances will generally be repaid by the Affiliated Practices to the Company without interest as adequate funds are generated by the Affiliated Practices. The balance of advances to Affiliated Practices as of June 30, 1998 was $172,563.

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

    The Company anticipates the use of a combination of cash, notes and shares of its Common Stock to fund additional affiliations. The extent to which the Company is able or willing to use shares of Common Stock to enter into future affiliations or provide future financing will depend on the market value of the Common Stock from time to time and, in the case of affiliations, the willingness of owners of potential Affiliated Practices to accept Common Stock as full or partial payment of consideration for their affiliations. Using shares of Common Stock for these purposes may result in significant dilution to existing stockholders. During the six months ended June 30, 1998, the Company issued 462,159 shares of Common Stock in connection with affiliations with Affiliated Practices and 6,250 shares of Common Stock to an unaffiliated consultant.

    The Company will use cash flows from operations, net proceeds from its IPO and will seek to raise capital through bank borrowings and public or private debt or equity issuances. The availability of these capital sources will depend on prevailing market conditions, interest rates and financial condition of the Company. During the six months ended June 30, 1998, the Company spent approximately $1.8 million of cash in connection with affiliations with Affiliated Practices.

    WORKING CAPITAL MANAGEMENT
    --------------------------

    The Company had $2.3 million of working capital at June 30, 1998, consisting primarily of cash and cash equivalents of approximately $2.4 million as a result of the net proceeds remaining from the IPO.


    The Company expects to affiliate with additional dental specialty practices during 1998 that will involve the use of cash, Common Stock and notes payable. Management believes that the remaining cash proceeds of the IPO combined with its cash flow from operations will be sufficient to fund planned capital expenditures and ongoing operations of the Company through the end of 1998. The Company is also seeking to establish a revolving bank credit facility which, when combined with the Company's cash resources, will be used in the Company's planned affiliation program. In the event additional financing is not available by the end of 1998, the Company intends to use its cash reserves to finance ongoing operations and to postpone further affiliations in 1999 until additional funds can be obtained. There can be no assurance that the Company will be able to obtain additional funds when needed on satisfactory terms or at all. Any limitation on the Company's ability to obtain additional financing could have a material adverse effect on the Company's business, financial condition and results of operations.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None

ITEM 2.  Changes in Securities and Use of Proceeds

         (a) Not applicable

         (b) Not applicable

         (c) During the three months ended June 30, 1998, the Company issued an aggregate of 6,250 shares of Common Stock to an unaffiliated consultant as partial consideration for services rendered. The Company relied on Section 4(2) of the Securities Act of 1993, as amended (the "Securities Act"), and the rules and regulations promulgated thereunder, in issuing these securities without registration under the Securities Act.

         (d) The Company's Registration Statement on Form SB-2 (Registration No. 333-27179), as amended, with respect to the offering of shares of the Common Stock and Redeemable Common Stock Purchase Warrants in the Company's initial public offering (the "IPO") was declared effective on September 30, 1997. The net proceeds to the Company from the IPO were $9.5 million. The Company used such net proceeds as follows: (i)$1.1 million for the repayment of debt; (ii) $2.1 million to consummate the affiliations with the seven initial Affiliated Practices (the "Initial Affiliated Practices"); (iii) $2.3 million to consummate affiliations with additional Affiliated Practices; and (iv) $1.6 million for working capital and other corporate purposes.


ITEM 3.  Defaults upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on June 10, 1998. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation of proxies in opposition to management's nominees for directors as listed in the proxy statement. All of such nominees were elected as directors at the Annual Meeting.

         A total of 3,066,776 shares of Common Stock were represented in person or by proxy at the Annual Meeting. The shares of Common Stock represented at the Annual Meeting were voted in the following manner on the proposals put forth at the Annual Meeting:

         (1) To elect the following to serve as directors of the Company:

                                          FOR          AGAINST         ABSTAIN
                                          ---          -------         -------

             Robert J. Schulhof         3,065,576         -             1,200
             Dean C. Bellavia           3,065,576         -             1,200
             John J. Clarke, Jr.        3,060,576         -             6,200
             Floyd V. Elliott           3,065,576         -             1,200
             C. Joel Glovsky            3,065,576         -             1,200
             David T. Grove             3,065,576         -             1,200

         (2) To amend the Company's Incentive Stock Plan to increase from 450,000 to 700,000, the total number of shares of the Company's Common Stock reserved for issuance thereunder:

                 FOR           AGAINST        ABSTAIN       NOT VOTED
                 ---           -------        -------       ---------

              2,208,492         8,300         23,800         826,184

ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

(a)             Exhibit No.
         (Reference to Item 601(b)
             of Regulation S-B)                          Description
         -------------------------                       -----------

                   27 Financial Data Schedule (furnished to the Securities and Exchange Commission for
                                                 Electronic Data Gathering,
                                                 Analysis and Retrieval [EDGAR]
                                                 purposes only)

(b)      Reports on Form 8-K
         -------------------

         Not applicable

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            OMEGA ORTHODONTICS, INC.
                                                 (Registrant)


Date: August 14, 1998                       By: /s/ Robert J. Schulhof
                                                ---------------------------
                                                    Robert J. Schulhof
                                                    Chief Executive Officer

Date: August 14, 1998                       By:/s/ Edward M. Mulherin
                                               ----------------------------
                                                   Edward M. Mulherin
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number                                   Description
--------------                                   -----------

     27 Financial Data Schedule (furnished to the Securities and Exchange Commission for
                                                 Electronic Data Gathering
                                                 Analysis, and Retrieval {EDGAR}
                                                 purposes only)