Form 10QSB
period 1998-09-30
OMEGA ORTHODONTICS INC
filed 1998-11-13
CIK 1032628

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                   - - - - - - - - - - - - - - - - - -
                                 FORM 10-QSB
(MARK ONE)

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

As of October 31, 1998, there were 5,052,584 shares of Common Stock outstanding and 2,070,000 Redeemable Common Stock Purchase Warrants outstanding.

                         OMEGA ORTHODONTICS, INC.
                        FORM 10-QSB REPORT INDEX


Part I - Financial Information

   Item 1 - Financial Statements

            Condensed Consolidated Balance Sheets September 30, 1998 (Unaudited) and December 31, 1997

            Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 1998 and September 30, 1997 (Unaudited)

            Condensed Consolidated Statement of Stockholders' Equity September 30, 1998 (Unaudited)

            Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and September 30, 1997 (Unaudited)

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

   Item 3 - Defaults upon Senior Securities

   Item 4 - Submission of Matters to a Vote of Security Holders

   Item 5 - Other Information

   Item 6 - Exhibits and Reports on Form 8-K

Signatures

                     PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                                              OMEGA ORTHODONTICS, INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                September 30,   December 31,
                                                                   1998             1997
                                                                 (Unaudited)     (Audited)
ASSETS
Current assets:

     Cash and cash equivalents ...............................   $ 1,262,268   $ 5,421,721
     Receivable from affiliated practices, net ...............     2,901,129       926,271
     Notes and interest receivable from affiliated practice ..        25,833        50,000
     Notes and interest receivable from related parties ......       127,159       120,859
     Prepaid expenses ........................................        49,820        55,791
                                                                 -----------     ---------
         Total current assets ................................     4,366,209     6,574,642

Property and equipment, net ..................................       907,473       503,339
Due from affiliated practices ................................       205,518        53,194
Intangible assets, net .......................................     9,812,446     5,099,043
Other assets .................................................       102,195        80,303
                                                                 -----------     ---------

                  Total Assets ...............................   $15,393,841   $12,310,521
                                                                 ===========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable ........................................   $   230,482   $   155,671
     Accrued expenses ........................................       227,989       354,513
     Patient prepayments .....................................     2,101,668       775,699
     Current portion of long-term debt .......................       343,000        76,130
     Due to affiliated practices .............................       415,881       147,955
     Due to related parties ..................................          --         305,000
                                                                 -----------     ---------
         Total current liabilities ...........................     3,319,020     1,814,968
Long-term debt, less current  portion ........................     1,170,828       468,551
                                                                 -----------     ---------
                  Total Liabilities ..........................     4,489,848     2,283,519
                                                                 -----------     ---------

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value 9,500,000 shares authorized --
   5,052,584 and 4,338,823 shares issued and outstanding
   at September 30, 1998 and December 31, 1997, respectively          50,526        43,388
Additional paid-in capital ...................................    15,031,372    13,858,851
Accumulated deficit ..........................................   ( 4,177,905)  ( 3,875,237)
                                                                 -----------   ---------
         Total stockholders' equity ..........................    10,903,993    10,027,002
                                                                 -----------     ---------

                  Total Liabilities and Stockholders' Equity .   $15,393,841   $12,310,521
                                                                 ===========     =========


See notes to condensed consolidated financial statements.

                                          OMEGA ORTHODONTICS, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)


                                           Three Months Ended             Nine Months Ended
                                             September 30,                  September 30,

                                          1998             1997          1998            1997
Revenues:
     Service fees ..................   $ 1,997,345    $      --      $ 5,357,823    $      --
     Consulting fees ...............         1,528         10,713         23,323         55,284
                                       -----------      ---------     ----------    -----------
         Total revenues ............     1,998,873         10,713      5,381,146         55,284
                                       -----------     ----------    -----------    -----------

Costs and expenses:
     Employee costs ................       966,788         52,275      2,625,835        159,853
     Other direct costs ............       311,212         11,242        858,600         55,098
     General and administrative ....       728,871        153,802      1,923,492        431,354
     Depreciation and amortization .       128,160            914        312,081          2,742
     Non-recurring consulting
        expense ....................          --             --             --        2,867,400
                                       -----------     -----------   ----------     -----------
         Total costs and expenses ..     2,135,031        218,233      5,720,008      3,516,447
                                       -----------     -----------   -----------    -----------

Loss from operations ............... (      136,158)   (   207,520)  (    338,862)  (  3,461,163)

Interest expense ................... (      25,119)   (    59,579)  (     71,336)  (    140,724)
Interest income ....................        23,156            233        107,530          2,556
                                        -----------   -----------   -----------     -----------

         Net loss ..................   ($  138,121)   ($  266,866)   ($  302,668)   ($3,599,331)
                                       ===========    ===========    ===========    ===========

Basic and diluted net loss per share   ($     0.03)   ($     0.16)   ($     0.06)   ($     2.14)
                                       ===========    ===========     ===========   ===========

Basic and diluted
  shares outstanding ...............     4,965,253      1,685,000      4,843,747      1,685,000
                                       ===========    ===========    ===========    ===========


See notes to condensed consolidated financial statements.

                                  OMEGA ORTHODONTICS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     (UNAUDITED)



                                          Common Stock         Additional                      Total
                                    Number of      $.01 Par      Paid-in     Accumulated    Stockholders'
                                     Shares          Value       Capital       Deficit        Equity



Balance, December 31,
       1997                          4,338,823   $    43,388   $13,858,851   ($3,875,237)   $10,027,002
Issuance of common stock
     to new affiliated practices       707,511         7,076     1,164,146          --        1,171,222
Issuance of common stock
     to consultant .............         6,250            62         8,375          --            8,437
Net loss .......................          --            --            --     (   302,668)    (  302,668)
                                   -----------    -----------   -----------   -----------    -----------

Balance, September 30,
              1998                   5,052,584   $    50,526   $15,031,372   ($4,177,905)   $10,903,993
                                   ===========   ===========   ===========   ===========    ===========



See notes to condensed consolidated financial statements.

                                             OMEGA ORTHODONTICS, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                             1998         1997
                                                                             ----         ----

Net Cash used/provided by operating activities .....................   ($  926,985)   $   459,852
Cash flows from investing activities:
         Purchases of property and equipment .......................   (   312,315)   (     1,712)
         Increase in notes receivable from affiliated practice .....   (    25,833)           --
         Increase in other assets ..................................   (    21,892)           --
         Acquisition of management services agreements
                  and related assets ...............................   ( 2,749,355)           --
                                                                       -----------    -----------
Net cash used by investing activities ..............................   ( 3,109,395)  (      1,712)
                                                                       -----------    -----------

Cash flows from financing activities:
    Repayment of borrowings ........................................  (    131,510)
    Deferred offering costs ........................................          --     (  1,249,567)
    Debt financing costs ...........................................          --     (     20,900)
    Proceeds from issuance of notes payable ........................          --          510,000
    Issuance of common stock to consultant .........................         8,437            --
                                                                       -----------    -----------
Net cash used by financing activities ..............................  (    123,073)  (    760,467)
                                                                       -----------    -----------

Net decrease in cash and cash equivalents ..........................  (  4,159,453)  (    302,327)
Cash and cash equivalents, beginning of period .....................     5,421,721        321,057
                                                                       -----------    -----------
Cash and cash equivalents, end of period ...........................   $ 1,262,268    $    18,730
                                                                       ===========    ===========

Supplemental disclosure of cash flow information:
         Cash paid during the period for interest ..................   $    72,899    $    74,260
                                                                       ===========    ===========

Supplemental disclosure of cash flows related to affiliations:
      Fair value of assets acquired, excluding cash ................   $ 5,296,903
      Issuance of common stock ..................................... (   1,171,222)
      Issuance of notes payable .................................... (     986,435)
      Cash paid .................................................... (   2,749,355)
                                                                       -----------

Liabilities assumed ................................................   $   389,891
                                                                       ===========

Supplemental disclosure of non cash items from investing activities:
    Issuance of debt in connection with affiliations ...............   $   986,435
                                                                       ===========
    Transfer of note receivable in connection with
      affiliation ..................................................   $    50,000
                                                                       ===========
    Transfer of note payable in connection with
      affiliation ..................................................   $    33,588
                                                                       ===========

See notes to condensed consolidated financial statements.

                               OMEGA ORTHODONTICS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The condensed consolidated balance sheet at September 30, 1998, the condensed consolidated statements of operations for the three months and nine months ended September 30, 1998 and September 30, 1997 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and September 30, 1997 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

    REVENUE RECOGNITION

    The Company's services are provided under management services agreements (Management Services Agreements) and interim management agreements with affiliated practices (Affiliated Practices). Net revenue earned by the Company under the management agreements is equal to approximately 25% of new patient contract balances in the first month of new patient contracts plus a portion of existing contract balances recorded by the Affiliated Practices, less amounts retained by the Affiliated Practices. The Company provides practice management and marketing services, facilities and non-professional personnel and receives 65% to 75% of the Affiliated Practices' gross patient fee collections as a management fee. The Affiliated Practices retain all revenue not paid to the Company as the management fee. The amounts retained by the Affiliated Practices are dependent on their financial performance, based in significant part on their cash receipts and disbursements. If total expenses of an Affiliated Practice are below prescribed percentages, the Affiliated Practice is entitled to retain 50% of the difference. Under the terms of the Management Services Agreement, the Affiliated Practices assign their receivables to the Company in payment of their management fees. The Company is responsible for collection. The Company also assumes its portion of patient prepayments, which are deposits from patients for dental care to be performed in future periods.

    INCOME (LOSS) PER SHARE

    Basic loss per share was determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share is the same as basic loss per share as the effects of the Company's potential common stock (options to purchase 528,333 shares of common stock and 2,070,000 warrants as of September 30, 1998) are antidilutive. During the period preceding the Company's initial public offering (IPO), the Company issued 185,000 shares of common stock that have been treated as "nominal issuances" in accordance with SAB 98.

                               OMEGA ORTHODONTICS, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    INTANGIBLE ASSETS

    The value assigned to the Management Services Agreements with the acquisition of the assets and liabilities of the management services organizations (MSOs) and concurrent Management Services Agreements with the Affiliated Practices has been accounted for by the Company in accordance with the Emerging Issues Task Force ("EITF") Issue 97-2. Substantially all of the intangible assets on the Company's condensed consolidated balance sheet as of September 30, 1998 are related to the affiliations with the Affiliated Practices. The Company evaluates each affiliation and establishes an appropriate amortization period based on the underlying facts and circumstances. Currently, the Company uses an amortization period ranging from 25 to 40 years, consistent with the extended terms of the Management Services Agreements. For all new affiliations subsequent to the IPO, the Company used a 25-year amortization period. Subsequent to each affiliation, the Company reevaluates such facts and circumstances to determine if the related intangible assets continue to be realizable and if the amortization period continues to be appropriate.

    Amortization of the intangible assets on the Company's condensed consolidated balance sheet as of September 30, 1998 produced amortization expense of approximately $204,000 for the nine months ended September 30, 1998. Affiliations with additional Affiliated Practices will result in the recognition of additional intangible assets and will cause amortization expense to increase further. Although the net unamortized balance of intangible assets on the Company's condensed consolidated balance sheet as of September 30, 1998 was not considered to be impaired, any future determination that a significant impairment has occurred would require the write-off of the impaired portion of unamortized intangible assets, which would have a material adverse effect on the Company's business, financial condition and results of operations.


    NEW ACCOUNTING STANDARD

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not believe the adoption of this accounting standard will have any impact on the Company's financial position or results of operations.

 .   NEW AFFILIATED PRACTICES

    During the nine months ended September 30, 1998, the Company completed affiliations with nine new Affiliated Practices, three of which merged with existing Affiliated Practices.

    Total consideration related to the new Affiliated Practices is summarized as follows:

              Value of common stock                           $     1,171,221
              Cash paid                                             2,749,356
              Notes payable                                           986,435
                                                              ---------------

                  Total                                       $     4,907,012
                                                             ===============

The cost of the above new Affiliated Practices has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed, resulting in management contract intangibles of approximately $4.9 million. These allocations may be adjusted to the extent that management becomes aware of additional information within one reporting year of the affiliation date which results in a material change in the amount of any contingency or changes in the estimated fair value of assets acquired and liabilities assumed.

The allocation of the purchase price of the new Affiliated Practices, including acquisition costs of approximately $192,000, is as follows:

         Property and equipment                                $      196,094
         Management service contract intangibles                    4,921,210
         Patient receivables and patient prepayments                  179,599
         Assumed liabilities                                  (       389,891)
                                                               --------------

                Contract intagible assets                     $     4,907,012
                                                              ===============

During the nine months ended September 30, 1998, the Company entered into an interim management agreement with two of the new affiliated practices, pursuant to which the Company provides management services under essentially the same terms as its Management Services Agreements. One of the interim agreements was subsequently converted into a Management Services Agreement.


COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases an office for its corporate headquarters which expires August 30, 2001. Future minimun lease payments as of September 30, 1998 are as follows:


               1999                $18,600
               2000                $18,600
               2001                $17,050
                                   -------

                                   $54,250
                                   =======

Rent expense for the operating lease was $1,550 for the nine months ended September 30, 1998.


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

    Pursuant to the Affiliation Agreement, the Affiliated Practitioner typically converts his existing professional corporation into a general corporation that will function as the MSO and creates a new professional corporation (the Affiliated Practice) through which the Affiliated Practitioner will continue to provide orthodontic or other dental specialty care. The MSO retains certain assets and liabilities which typically include the lease for the Affiliated Practice's office space, clinical supplies and equipment and office furniture, supplies and equipment. The Affiliated Practice retains certain other assets and liabilities (if any) which typically include all cash and cash equivalents, real property, automobiles, patient records, related patient information and notes payable unrelated to assets purchased. The Company generally acquires all of the equity interest of the MSO from the Affiliated Practitioner, the purchase price for which is determined through an assessment of immediate and future return on investment. The MSO typically is acquired for a combination of cash, five year notes and unregistered Common Stock or stock options. As of September 30, 1998, the Company had completed 17 affiliations with an average MSO purchase price of approximately $577,000, of which the cash portion was approximately $279,000.

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

    Concurrent with the IPO, the Company executed Affiliation Agreements with seven initial Affiliated Practices. In addition, between October and December 31, 1997 the Company entered into Affiliation Agreements with two additional Affiliated Practices. During the first nine months of 1998, the Company entered into Affiliation Agreements with nine additional practices (three of which merged with existing Affiliated Practices). Pursuant to those collective agreements, the Company acquired the equity interests in the MSOs. Each of the Affiliated Practices is typically operated with one practitioner, who is typically supported by a staff of three dental assistants and three office personnel. As of September 30, 1998, the Company had 15 operating practices with 18 doctors in 21 offices in 10 states; which includes an interim management agreement with one practice under terms similar to its Affiliation Agreements.

    In consideration for acquiring the nine MSOs during the nine months ended September 30, 1998, the Company paid the aggregate of approximately $2.7 million in cash, issued an aggregate of approximately $986,000 in notes bearing interest at 8.5%, assumed approximately $349,000 of liabilities and issued an aggregate of 707,511 shares of Common Stock.

    In light of current market conditions and the prevailing view of MSOs by the dental industry, the Company expects that its future internal growth will come from continuing to implement its Omega Exceptional Practice Model with Affiliated Practices and the reduction of internal expenses. The ability of the Company to achieve external expansion will depend upon the availability of adequate financing to fund affiliations with orthodontic and other dental specialty practices or through the development of strategic alliances with other corporations. The Company is currently exploring a variety of alternatives with the goal of maintaining the Company's focus on providing quality practice management and promoting practice growth. There can be no assurance that the Company's expansion strategy will be successful or that modifications to the Company's strategy will not be required or that the Company will be able to manage effectively and enhance the profitability of its Affiliated Practices.

    RESULTS OF OPERATIONS

    For the three months and nine months ended September 30, 1998 compared to the three months and nine months ended September 30, 1997.

    REVENUES

    Total revenues for the three months and nine months ended September 30, 1998 were approximately $2.0 million and $5.4 million, respectively, and consisted of approximately $2.0 million and $5.4 million of service fees revenue from fifteen Affiliated Practices, and approximately $1,500 and $23,000 of other consulting fee revenue on a fee for service basis from non-Affiliated Practices, respectively. For the three and nine months ended September 30, 1997, the Company did not have any service fees revenue because it had not yet affiliated with any Affiliated Practices. During the three and nine months ended September 30, 1997, the Company earned approximately $11,000 and $55,000, respectively, for consulting services provided on a fee for service basis.

    COST AND EXPENSES

    The Company incurred operating costs and expenses of approximately $2.1 million and $5.7 million for the three and nine months ended September 30, 1998, respectively. The Company's costs and expenses consist primarily of salaries and benefits, orthodontic supplies, rent, advertising and marketing, general and administrative and depreciation and amortization. The Company incurred operating costs and expenses of approximately $218,000 and $3.5 million for the three and nine months ended September 30, 1997, respectively, which represented corporate office expense, the cost of providing certain management consulting services and the value ascribed to certain stock compensation earned by consultants.

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

    INTEREST EXPENSE

    Interest expense of approximately $25,000 and $71,000 for the three and nine months ended September 30, 1998, respectively, reflected the cost of borrowings under notes payable to Affiliated Practices issued as part of the purchase price for affiliating with those practices. Interest expense of approximately $60,000 and $141,000 for the three and nine months ended September 30, 1997, respectively, reflects the cost of borrowing under bridge financing outstanding at that time used to finance the cost of operations and IPO costs. The bridge financing notes were paid in full with a portion of the proceeds of the IPO.

    INTEREST INCOME

    Interest income of approximately $23,000 and $108,000 for the three and nine months ended September 30, 1998, respectively, reflected interest earned on the Company's net proceeds from the IPO and notes from related parties. Interest income of approximately $200 and $3,000 for the three and nine months ended September 30, 1997, respectively, reflected interest earned on the net proceeds of the bridge financing notes.

    NET LOSS

    As a result of the foregoing factors, the Company generated a net loss of approximately $138,000 and $303,000, or $0.03 and $0.06 per share, for three and nine months ended September 30, 1998, respectively, versus a net loss of approximately $267,000 and $3.6 million, or $0.16 and $2.14 per share, for the three and nine months ended September 30, 1997, respectively.


    LIQUIDITY AND CAPITAL RESOURCES

    FINANCING ACTIVITY

    The Company has financed its capital requirements to date with borrowings from bridge and interim notes and the issuance of equity securities.

    The Company has experienced operating losses, negative cash flows (aside from cash flows derived from the reinvestment of net proceeds from its IPO) a deficit in working capital and an accumulated deficit since its inception. The Company's accumulated deficit from inception (August 30, 1996) to October 1, 1997 (the Company's IPO) was approximately $3.9 million. The Company reported a significant loss from operations for the year ended December 31, 1997 due primarily to the value ascribed to certain stock compensation earned by consultants in April 1997 and has reported a loss from operations for the nine months ended September 30, 1998 of $338,862.

    The Company makes routine cash advances from time to time to its Affiliated Practices under its Management Services Agreements to fund any deficits in monthly cash flows of the Affiliated Practices. Such advances will generally be repaid by the Affiliated Practices to the Company without interest as adequate funds are generated by the Affiliated Practices. The balance of advances to Affiliated Practices as of September 30, 1998 was $205,518.

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

    Since consummation of the Company's IPO, the Company has funded its affiliations through use of a combination of cash, notes and shares of its Common Stock. Recently, the ability of the Company to use shares of Common Stock for affiliations has been adversely affected by the decrease in the market value of the Common Stock. The decrease, as well as the relatively low market value of the Common Stock in dollar terms, has affected the willingness of owners of potential affiliated practices to accept Common Stock as full or partial payment of consideration for their affiliations. Even if future affiliations could be funded with the Company's Common Stock, its use due to the current market value of the Company's Common Stock, would result in substantial dilution to existing stockolders. As a result, the Company has not consummated an affiliation since August, 1998 and the Company does not expect to be able to consummate future affiliations unless there is a substantial improvement in the market value of the Company's Common Stock and/or other financing or other strategic alternatives become available. During the three months and nine months ended September 30, 1998, the Company spent approximately $921,000 and $2.7 million in cash and issued 245,352 and 707,511 shares of Common Stock, respectively, in connection with affiliations with Affiliated Practices.

    Aside from cash flows derived from the investment of net proceeds from its IPO, the Company has not realized positive cash flow from operations since its inception. Accordingly, the Company has had to use net proceeds from its IPO for its working capital requirements for its operations. At September 30, 1998 the Company had $1.3 million of working capital consisting primarily of cash and cash equivalents, all of which represented remaining net proceeds from its IPO.

    In order for the Company to grow, it is likely that the Company will be required to seek additional financing for working capital and liquidity purposes. Further, any additional financing obtained by the Company could have a dilutive effect on then existing stockholders. In the event the Company fully utilizes the remaining net proceeds from its IPO to fund additional affiliations and/or working capital requirements, and in the event the Company is not able to thereafter continue to meet its working capital requirements or liquidity needs with bank borrowings (which to date have been unavailable to the Company), the Company will need to find other public or private debt or equity sources. The availability of these capital sources will depend on prevailing market conditions, interest rates and the financial condition of the Company. There can be no assurance, however, that the Company will be able to obtain additional financing for future affiliations or its working capital and liquidity needs.

    The Company anticipates an improvement in its operations and expects to realize positive operating cash flow beginning in the last quarter of fiscal 1998 or in the first quarter of fiscal 1999. Moreover, the Company is continuing with its efforts to improve the operating performance of its Affiliated Practices. Concurrently, the Company is also pursuing additional financing and considering other strategic alternatives including discussions with potential partners regarding strategic alliances and capital investment in the Company.

YEAR 2000 DISCLOSURE

      The Year 2000 ("Year 2000") computer issue is the result of computer programs using a two-digit format, as opposed to a four-digit format to indicate the year. Such computer programs will be unable to recognize date information correctly when the year changes to 2000. The Year 2000 issue poses risks for the Company's information technology systems, including those used by the Company in providing its practice management and marketing services to its Affiliated Practices.

      The Company's information technology systems are based upon software licenses and software maintenance agreements with third party software companies. Based upon the Company's internal assessments and communications with its software vendors, all of the software utilized by the Company is Year 2000 compliant software. The Company has used internal personnel to test its software systems for Year 2000 compliance and such tests yielded positive results. The Company will continue to monitor its Year 2000 readiness.

      Each of the Affiliated Practices have their own information technology systems (including systems for billing and collecting patient fees) based on third party software licenses and maintenance agreements with various vendors. The Company is currently evaluating an integrated system to replace all of the information technology systems of its Affiliated Practices which, when implemented in accordance with the Company's specifications, is expected to be Year 2000 compliant. The Company is currently obtaining information from its
Affiliated Practices as to the readiness of their existing information technology systems to be or to become Year 2000 compliant by the end of 1998. Since the Company has already updated its own information technology systems to be Year 2000 compliant and is in the process of implementing an integrated system for all of its Affiliated Practices which will be new and Year 2000 compliant, the Company does not expect that it will incur any incremental costs of a material amount to become Year 2000 compliant on a timely basis.

      Also, the Company does not anticipate difficulty to resolve any issues related to imbedded technology in the equipment provided to the Company by other manufacturers. The Company has made inquiry of each of its Affiliated Practices as to issues related to imbedded technology in the equipment provided to the Affiliated Practices by third party manufacturers. Once the Company receives and analyzes the responses from its Affiliated Practices as to imbedded technology, the Company intends to work on a contingency plan to address material risks, if any, with respect to such imbedded technology in the equipment utilized by its Affiliated Practices.

      Based on the foregoing, the Company believes that it will be Year 2000 compliant on a timely basis and that future costs relating to the Year 2000 issue will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

                             RISK FACTORS

THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS, INCLUDING FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY'S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS AND THE COMPANY'S DEVELOPMENT OF ITS AfFILIATED PRACTICES.

      RISKS ASSOCIATED WITH EXPANSION. The success of the Company's expansion strategy will depend on a number of factors, including (i) the Company's ability to attract orthodontists to affiliate with the Company, the availability of suitable markets and the Company's ability to obtain good locations within those
markets;       (ii)  the  Company's   ability   to  locate  existing   practices
for affiliations with such practices on favorable terms and successfully integrate the affiliated operations into the Company's existing operations;
(iii) the  availability  of adequate  financing  to affiliate  with  orthodontic practices; and (iv) regulatory constraints. A shortage of available orthodontists with the skills and experience required by the Company would have a material adverse effect on the Company's expansion plans. There can be no assurance that the Company's expansion strategy will be successful, that modifications to the Company's strategy will not be required or that the Company will be able to manage effectively and enhance the profitability of its Affiliated Practices.

      POSSIBLE NEED FOR ADDITIONAL FINANCING. The Company's expansion strategy will require substantial capital resources. The Company expects that its capital needs over the next 12 months years will substantially exceed capital generated from operations and the net proceeds of its IPO. To finance its future capital needs, the Company plans to issue, from time to time, additional debt or equity securities, including notes and Common Stock in connection with its planned affiliations. There can be no assurance that the Company will be able to raise additional funds when needed on satisfactory terms to the Company or at all. If additional funds are raised through the issuance of equity securities, dilution to the Company's stockholders may result, and if additional funds are raised through the incurrence of debt, the Company likely would become subject to financial covenants and restrictions on its operations and finances. If adequate financing is not available when needed or on terms acceptable to the Company, the Company's expansion strategy may be materially adversely affected.

      RISKS ASSOCIATED WITH DECREASE IN THE MARKET VALUE OF THE COMPANY'S COMMON STOCK. Since consummation of the Company's IPO, the Company has funded its affiliations through use of a combination of cash, notes and shares of its Common Stock. Recently, the ability of the Company to use shares of Common Stock for affiliations has been adversely affected by the decrease in the market value of the Common Stock. The decrease, as well as the relatively low market value of the Common Stock in dollar terms, has affected the willingness of owners of potential Affiliated Practices to accept Common Stock as full or partial payment of consideration for their affiliations. Even if future affiliations could be funded with the Company's Common Stock, its use due to the current market value of the Company's Common Stock would result in substantial dilution to existing stockholders. Accordingly, the Company does not expect to be able to consummate future affiliations unless there is substantial improvement in the market value of the Company's Common Stock and/or other financing or other strategic alternatives become available.

      DEPENDENCE ON ORTHODONTIC AFFILIATES. The Company receives fees for management services provided to Affiliated Practices under Management Services Agreements, but does not employ orthodontists or control the practices of its Affiliated Practices. The Company's revenue is dependent on revenue generated by the Company's Affiliated Practices and, therefore, the performance and professional reputation of affiliated orthodontists (those orthodontists who practice through the Affiliated Practices) are essential to the Company's success. Any material loss of revenue by the Affiliated Practices would have a material adverse effect on the Company.

      FLUCTUATIONS IN OPERATING RESULTS. The Company's results of operations may fluctuate significantly from quarter to quarter or year to year. Results may fluctuate due to a number of factors, including the timing of future affiliations, seasonal fluctuations in the demand for orthodontic services and future economic, competitive and market conditions. Accordingly, quarterly comparisons of the Company's revenues and operating results should not be relied upon as an indication of future performance, and the results of any quarterly period may not be indicative of results to be expected for a full year.

      RISK OF PROVIDING ORTHODONTIC SERVICES; ADEQUACY OF INSURANCE. The Affiliated Practices provide orthodontic services to the public and are exposed to the risk of professional liability and other claims. The Company does not control the practice of orthodontics by its Affiliated Practices or the compliance with regulatory and other requirements directly applicable to the orthodontists and their practices. The Company might nevertheless be held liable for negligence on their part.

      Although the Management Services Agreements requires the Affiliated Practices to maintain, at their expense, professional liability insurance for themselves and each orthodontist employed by or otherwise providing orthodontic services for the Orthodontic Affiliate in the minimum amount of $500,000 per occurrence and $1,000,000 in the aggregate, the Company does not maintain professional liability insurance for itself. In addition, although the Company has obtained general liability insurance for itself and requires that it be named as an additional insured party on the professional liability insurance policies of its Affiliated Practices, there can be no assurance that the Company's exposure in any particular case will be covered by such policies.

      There can be no assurance that the Company, its employees, the Affiliated Practices or the licensed orthodontists employed by or associated with the Affiliated Practices will not be subject to claims in amounts that exceed the coverage limits or that such coverage will be available when needed. Further, there can be no assurance that professional liability or other insurance will continue to be available to the Affiliated Practices in the future at adequate levels or at an acceptable cost. A successful claim against the Company or an Affiliated Practice in excess of the relevant insurance coverage could have a material adverse effect upon the Company. Claims against the Company, regardless of the merits or eventual outcomes, may also have a material adverse effect on the Company.

      GOVERNMENT REGULATION. Federal and state laws extensively regulate the relationships among providers of health care services, physicians and other clinicians. These laws include federal fraud and abuse provisions that prohibit the solicitation, receipt, payment, or offering of any direct or indirect remuneration for the referral of patients for which reimbursement is made under any federal or state funded health care program or for the recommending, leasing, arranging, ordering or providing of services covered by such programs. States have similar laws that apply to patients covered by private and government programs. Federal fraud and abuse laws also impose restrictions on physicians' referrals for designated health services covered under a federal or state funded health care program to entities with which they have financial relationships. Various states have adopted similar laws that cover patients in private programs as well as government programs. There can be no assurance that the federal and state governments will not consider additional prohibitions on physician ownership, directly or indirectly, of facilities to which they refer patients, which could adversely affect the Company. Violations of these laws may result in substantial civil or criminal penalties for individuals or entities, including large civil money penalties and exclusion from participation in federal or state health care programs.

      Moreover, the laws of many states prohibit physicians from sharing professional fees, or "splitting fees," with anyone other than a member of the same profession. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. Expansion of the operations of the Company to certain jurisdictions may require structural and organizational modifications of the Company's form of relationship with Affiliated Practices, which could have an adverse effect on the Company. Although the Company believes its operations as currently expected to be conducted are in material compliance with existing applicable laws, there can be no assurance that review of the Company's business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's existing operations or its expansion.

      STATE LAWS REGARDING PROHIBITION OF CORPORATE PRACTICE OF ORTHODONTICS. The Affiliated Practices are formed as professional corporations owned by one or more orthodontists licensed to practice dentistry under applicable state law in states that prohibit the corporate practice of dentistry. Corporations such as the Company are not permitted under certain state laws to practice dentistry or exercise control over the dental judgments or decisions of practitioners. Corporate practice of dentistry laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. The Company performs only non-orthodontic administrative services, does not represent to the public that it offers orthodontic services and does not exercise influence or control over the practice of orthodontics by the practitioners with whom it contracts. Expansion of the operations of the Company to certain jurisdictions may require structural and organizational modifications of the Company's form of relationship with Affiliated Practices in order to comply with the dental practice laws, which could have an adverse effect on the Company. Although the Company believes its operations as currently expected to be conducted is in material compliance with existing applicable laws, there can be no assurance that the Company's structure will not be challenged as constituting the unlicensed practice of dentistry or that the enforceability of the agreements underlying this structure will not be limited. If such a challenge were made successfully in any state, the Company could be subject to civil and criminal penalties under such state's laws and could be required to restructure its contractual arrangements in that state. Such results or the inability to restructure its contractual arrangements could have a material adverse effect upon the Company.

        DEPENDENCE ON KEY PERSONNEL. The success of the Company is dependent upon the continued services of the Company's senior management, particularly upon its Chief Executive Officer and President, Mr. Robert J. Schulhof, and its Director of Affiliate Programs, Dr. Dean C. Bellavia. Both Mr. Schulhof and Dr. Bellavia have entered into three year employment agreements with the Company, but there can be no assurance that either of them will continue in the employ of the Company for the full term of his employment agreement. The Company has obtained a "key-man" life insurance policy on the life of Mr. Schulhof providing benefits to the Company of $1 million upon the death of Mr. Schulhof. The loss of the services of Mr. Schulhof or Dr. Bellavia, or the inability to attract other qualified employees, could have a material adverse effect on the Company.

      COMPETITION. The business of providing orthodontic services is highly competitive in each market in which the Company intends to operate. Each of the Affiliated Practices faces competition from other orthodontists or general dentists in the communities served, many of whom may have more established practices in the market or greater financial and other resources than the Affiliated Practices. At this time, the Company believes there are several other companies actively involved in consolidating and managing orthodontic practices throughout the United States. These companies have greater financial, marketing and other resources than the Company. In addition, there are companies pursuing similar strategies with respect to dental specialties, including orthodontics, and additional companies with similar objectives may enter the Company's markets and compete with the Company. Many of the Company's competitors may have substantially greater financial and other resources than the Company. There can no be assurance that the Company will be able to compete effectively.

      CHANGES IN REGULATION OF THE DELIVERY OF AND PAYMENT FOR HEALTH CARE SERVICES. Although Congress failed to pass comprehensive health care reform legislation in 1996, the Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the health care delivery system. The Company cannot predict the ultimate timing, scope or effect of any legislation concerning health care reform. Any proposed federal legislation, if adopted, could result in significant changes in the availability, delivery, pricing and payment for health care services and products. Various states agencies also have undertaken or are considering significant health care reform initiatives.

Although it is not possible to predict whether any health care reform legislation will be adopted or, if adopted, the exact manner and the extent to which the Company will be affected, it is likely that the Company will be affected in some fashion, and there can be no assurance that any health care reform legislature, if and when adopted, will not have a material adverse effect on the Company.

       DEPENDENCE  ON  THIRD  PARTY  REIMBURSEMENT.            A  portion of the
revenue of the Affiliated Practices on which the Company's revenue will depend comes from commercial dental insurance and preferred provider plans. These providers and programs are regulated at the state or federal level. There are increasing and significant public sector pressures to contain health care costs and to restrict reimbursement rates for dental services. Changes in the level of support by federal and state governments of health care services, the methods by which such services may be delivered, and the prices of such services may all have a material impact on revenue of the Affiliated Practices, which in turn could have a material adverse effect on the Company.

      NO ASSURANCE OF NASDAQ SMALL CAP MARKET LISTING; RISK OF LOW-PRICED SECURITIES; RISK OF APPLICATION OF PENNY STOCK RULES. The Board of Governors of the National Association of Securities Dealers, Inc. has established certain standards for the initial listing and continued listing of a security on the Nasdaq Small Cap Market. The standards for initial listing require, among other things, that an issuer have net tangible assets of $4,000,000; that the minimum bid price for the listed securities be $4.00 per share; that the minimum market value of the public float (the shares held by non-insiders) be at least $5,000,000; and that there be at least two market makers for the issuer's securities. The maintenance standards require, among other things, that an issuer have net tangible assets of at least $2,000,000; that the minimum bid price for the listed securities be $1.00 per share; that the minimum market value of the "public float" be at least $ 1,000,000; and that there be at least two market makers for the issuer's securities. A deficiency in either the market value of the public float or the bid price maintenance standard will be deemed to exist if the issuer fails the individual stated requirement for ten consecutive trading days. Although the Company met the standards for initial listing upon its IPO, there can be no assurance that the Company will continue to satisfy the requirements for maintaining a Nasdaq Small Cap Market listing. If the Company's securities were to be excluded from the Nasdaq Small Cap Market, it would adversely affect the prices of such securities and the ability of holders to sell them, and the Company would be required to comply with the initial listing requirements to be relisted on the Nasdaq Small Cap Market.

      If the Company is unable to satisfy maintenance requirements and the price per share were to drop below $5.00, then unless the Company satisfied certain net asset tests, the Company's securities would become subject to certain penny stock rules promulgated by the Securities and Exchange Commission (the "Commission"). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock. If the Common Stock becomes subject to the penny stock rules, holders of the Company's Common Stock may find it more difficult to sell their shares.

                         PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings

              None

ITEM 2.       Changes in Securities and Use of Proceeds

              (a) Not applicable

              (b) Not applicable

              (c) Not applicable.

              (d) The   Company's    Registration   Statement   on   Form   SB-2
                  (Registration No. 333-27179), as amended, with respect to the offering of shares of the Common Stock and Redeemable Common Stock Purchase Warrants in the Company's initial public offering (the "IPO") was declared effective on September 30, 1997. The net proceeds to the Company from the IPO were $9.5 million. The Company used such net proceeds as follows:
                  (i)$1.1 million for the repayment of debt; (ii) $2.1 million to consummate the affiliations with the seven initial Affiliated Practices (the "Initial Affiliated Practices");
                  (iii) $3.2 million to consummate affiliations with additional Affiliated Practices; and (iv) $1.8 million for working capital, equipment, leasehold improvements and other corporate purposes.


ITEM 3.       Defaults upon Senior Securities

              Not applicable

ITEM 4.       Submission of Matters to a Vote of Security Holders

              Not applicable.

ITEM 5.       Other Information

              Not applicable

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  OMEGA ORTHODONTICS, INC.
                                                       (Registrant)

Date:   November 13, 1998                          By: /s/Robert J. Schulhof
                                                   Robert J. Schulhof
                                                   Chief Executive Officer


Date:   November 13, 1998                          By:/s/Edward M. Mulherin
                                                   Edward M. Mulherin
                                                   Chief Financial Officer

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