Form 10KSB
period 1998-12-31
OMEGA ORTHODONTICS INC
filed 1999-03-30
CIK 1032628

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB
(Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

     For the fiscal year ended December 31, 1998

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
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

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

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

      The  issuer's   revenues  for  the  year  ended  December  31,  1998  were
$7,387,585.

      The aggregate market value of the voting stock held by non-affiliates as of February 27, 1999 was $2,486,584. The amount was computed by reference to the average bid and asked prices of the Common Stock on that date on The Nasdaq Stock Market.

      As  of  February  27,  1999,   5,052,584   shares  of  Common  Stock  were
outstanding, and 2,070,000 Redeemable Common Stock Purchase Warrants were outstanding.

                                     PART I

                           Forward Looking Statements

      Except for the historical information contained herein, the discussion in this Report and any document incorporated herein by reference contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, strategies, objectives, expectations and intentions. The cautionary statements made in the Management's Discussion and Analysis - "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" should be read as being applicable to all forward-looking statements wherever they appear. The Company's actual results could differ materially from those discussed or incorporated therein. Factors that could cause or contribute to such differences include those discussed in Management's Discussion and Analysis as well as those discussed elsewhere herein or the documents incorporated herein by reference.

Item 1.     Description of Business

Introduction

      Omega Orthodontics, Inc. ("the Company" or "Omega") provides management and marketing services primarily to Orthodontic and other specialty dental practices in the United States. Since its inception in August 1996, Omega has provided these services on a fee for services basis and following its initial public offering on October 1, 1997, the Company typically continues to offer its services under an affiliate relationship with each practice, whereby the Company purchases the equity interests in a management services organization ("MSO") that holds certain assets of and is associated with an affiliate of the Company ("Affiliated Practices" or "Orthodontic Affiliate(s)") and enters into a long-term management services agreement ("Management Services Agreement") with the Orthodontic Affiliate.

      As of  December  31,  1998,  the  Company  had  15  operating  Orthodontic
Affiliates,  consisting  of 18  doctors  in 10  states.  Of the  15  Orthodontic
Affiliates, one is based on an interim management agreement with the practice under terms similar to its standard Affiliation Agreements.

Recent Developments

      On March 15, 1999 the Company executed a certain Agreement and Plan of Merger among Pentegra Dental Group, Inc., a Delaware corporation, Omega Acquisition Corporation, a Delaware corporation, the Company and Robert J. Schulhof. Pursuant to the terms of the Agreement, each share of Company Common Stock will be converted into the right to receive such number of shares of issued, fully paid and nonassessable common stock of Pentegra which is equal to
1.8 million divided by the number of issued and outstanding shares of Company Common Stock. Management believes that the merger will bring together two organizations that share common values and have compatible strategies. In addition Management believes that the merger will significantly enhance shareholder value by enabling the combined assets of Pentegra and the Company to produce a higher return on capital than the Company could achieve on a stand alone basis. The Company believes that the merger will enable the combined company to be an effective competitor in an industry that is becoming more and more competitive.

      The merger is subject to shareholder approval, as well as other customary conditions. The Companies expect to provide details of the proposed merger to their shareholders prior to seeking their approval at a special meeting of the shareholders called for such purpose.

Business Operations

      Pursuant to its Management Service Agreements, the Company receives a monthly management fee for providing facilities, support staff and supplies to its Affiliated Practices and institutes a program of systems, methods and procedures the Company refers to as the Omega Exceptional Practice Model (the "Model"). The Model is designed to increase the Orthodontic Affiliate's profitability by focusing on and improving customer service while simultaneously reducing costs and increasing operating efficiency.

      Since its inception, Omega has sought to affiliate with established orthodontic and other specialty dental practices that Omega believes have the potential for significant growth utilizing the Model. Omega considers financial and operational factors that include the practice's gross income, cost structure, existing treatment contracts, fees, schedules, referral rates and sources, health maintenance organization relationships, case starts, appointments per day and average treatment times. Omega also evaluates demographic factors that include the practice's location with respect to the average income levels and concentration of families with children in the area.

      The Company's strategy is to (i) enter into affiliation relationships and Management Service Agreements with established orthodontic practices that meet the Company's criteria and (ii) achieve operating efficiencies and increased profitability for each such practice through implementation of the Model. The Model is designed to permit the practice to meet or exceed patient expectations by (a) offering flexible payment plans, (b) scheduling convenient appointment times, (c) ensuring that treatment is delivered on time, (d) updating patients and their referring dentists regularly on treatment programs and (e) training staff to anticipate and address patient needs.

      To date, the Company has focused its marketing efforts on the practices of the approximately 4,500 orthodontists over the age of 47 who the Company believes are planning their transition to retirement. The Company believes it can generally place a higher value on a mature practice than other potential affiliates or buyers, many of whom are recent orthodontic graduates. The Company believes that this higher valuation, combined with consideration in the form of a combination of cash, notes and the Company's Common Stock and the opportunity to delegate managerial and marketing responsibilities to an experienced management team, generally makes affiliation with the Company an attractive alternative for orthodontists planning their transition to retirement. The Company also targets younger orthodontists who may want to merge their practices with the practice of an orthodontist in transition or take over such a practice.

The Orthodontic Industry

      General. Omega believes that the annual market for orthodontic treatment and services is approximately $3.6 billion. Based on U.S. census data that indicate that the number of children between the ages of 5 and 19 will increase by approximately 10.4 million by the year 2000, the Company expects that the growth in this population group will result in increased demand for orthodontic services. The orthodontic marketplace is highly fragmented and consists of approximately 9,000 practicing orthodontists, a significant majority of whom are sole practitioners. Omega believes that many of the orthodontists in practice today have excess patient capacity and lack the training and resources in management and marketing techniques to fill that capacity effectively. It is Omega's belief that less than 5% of the orthodontic practices in the United States are presently managed by independent, professional management service organizations and that an opportunity exists for the Company to market and sell its services to the orthodontic practices that are not currently managed by such organizations.

      The projected growth of the orthodontics market derives from several demographic and economic factors. Omega believes that the number of patients of prime orthodontic treatment age (12 years old) will likely remain at a level that is 15% higher in the 10 years ending in 2002 than in the prior 10-year period. Also, although orthodontic treatment has been historically viewed as an expensive elective, advances in practice methods and technologies have made it relatively more affordable. As a result, orthodontic treatment is being sought by a broadening segment of American society.

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

      In order to increase profitability, the Company believes that orthodontists must improve their management and marketing techniques. Unlike many other medical and dental specialties, orthodontics involves treatment delivered over a period of two to three years for a fixed fee. Much of the treatment can be provided efficiently by the orthodontist delegating certain clinical and communications tasks to trained assistants. The Company believes that creative management and effective delegation will reduce per patient treatment costs. In addition, the Company believes that the well managed orthodontic practice will also be able to handle a larger patient base, and, with a patient centered emphasis on the quality and efficiency of the services it offers, will expand that base through professional and patient referrals. As a result, the Company believes that an orthodontic practice with a qualified and capable orthodontist operating under a well-designed efficient schedule and utilizing professional management and marketing practices is capable of enhancing its profitability.

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

Business Strategy

      Over the past year, the Company's strategy has been to seek out and affiliate with established orthodontic practices that it believes have potential for significant growth utilizing the Model. Upon the consummation of an Affiliation, the Company implements the Model in an effort to achieve operating efficiencies and increase profitability for the practice.

      At the present time, the Company believes that due to its size and capital resources limitations, the ability of the Company to continue external expansion will depend upon the availability of additional financing to fund additional affiliations, which may be obtained through the development of strategic alliances with other companies. Over the past year, the Company has evaluated and held discussions regarding such potential strategic alliances with other companies. In doing so, the Company has been following a policy that it will publicly announce proposed transactions only upon the signing of definitive agreements. However, no assurance can be given that discussions regarding any particular affiliation will lead to the signing of definitive agreements.

      The Company's future success will largely depend upon the development of strategic alliances mentioned above or its ability to increase the internal rate of return from its current practices, as well as to lower current operating costs. The Company believes that the addition of nine new practices in the twelve months ended December 31, 1998, three of which were consummated in the third quarter of 1998, will contribute significantly to future revenues.

      In affiliating with the new practices and in searching for future affiliates, the Company will continue to conduct a comprehensive analysis of the prospective affiliate, including a thorough financial and operational review and evaluation of staff, facilities, equipment and systems. Initially, an estimate of the current value of the practice is calculated based on the practice's gross income, net profit and new treatment contracts written during the prior twelve months. The Company evaluates the practice's capacity for improvement under the Model by analyzing (i) the number of new patient exams, treatment starts, patients in active treatment and patients seen per day, (ii) the fees charged for different treatments, (iii) the costs incurred by the practice for employees, facilities, supplies and laboratory work and (iv) the number of treatment chairs and dental and clinical assistants and the square footage of office space employed by the practice. Also, current staff are interviewed to determine their suitability for and commitment to the practice, and facilities and equipment are reviewed to ensure that they will support a larger and growing practice without significant additional cost. Finally, the Company analyzes the prospective affiliate's current systems for starting new patients, reviewing treatment programs, scheduling, communicating with patients and referral sources, marketing and controlling expenses, and the cost of upgrading or replacing the systems.

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

      The Company also evaluates demographic factors affecting the practice. Practices located where there are significant concentrations of families with young children are attractive, particularly when the families have higher incomes than the national average and these populations are stable or growing. To date, the Company has focused its efforts on locating practices in the South or far West of the United States. At year end 1998, Affiliates were situated in the following locales: Goodyear and Bullhead City, Arizona; Huntington Beach, Acton, Hawthorne, Garden Grove, Woodland Hills, and Encino, California; Colorado Springs, Colorado; Champaign, Illinois; Elko and Reno, Nevada; Austin, Texas; Conyers, Georgia; Bend, Oregon; Glen Allen, Virginia; and Watertown, Brookings and Sisseton, South Dakota.

      If the practice satisfies the Company's criteria for an affiliation, an offer is made for the practice to become an Affiliated Practice. The Company outlines proposed financial terms of the affiliation, including the Company's valuation of the practice and the amount of cash, notes and shares of the Company's Common Stock that the Company proposes to pay to acquire the equity interests in the MSO associated with the practice. Once the basic business terms of the affiliation are agreed to, the parties proceed to execute an Affiliation Agreement and the related practice Management Services Agreement. The Company has paid, on average for each of its current Affiliated Practices, an aggregate purchase price per MSO of approximately $567,000, of which the cash portion was approximately $292,000 and, in certain cases, issued notes bearing interest ranging between 8.0% and 8.5% and ranging between $30,000 and $374,000.

      Implementing the Omega Exception Practice Model. The Model is patient centered and designed to promote customer service and increase the Orthodontic Affiliate's productivity while permitting the orthodontist practicing at the Orthodontic Affiliate (the "Affiliated Orthodontist") to continue to deliver quality orthodontic treatment. The Model focuses the orthodontic team on understanding patient expectations and provides the orthodontic team with the training, systems and other tools necessary to meet or exceed those expectations. The Model is generally implemented in the Affiliated Practice over a period of 12 months and involves the active participation of the Company's professional staff, the Affiliated Orthodontist and his or her staff, as well as a practice facilitator assigned by the Company to oversee the entire installation of the Model, monitor its progress and provide follow-up support.

      Customer service permeates all aspects of the Model. The Company provides a scheduling system that offers patients a wide choice of appointment times, including night and weekend appointments. The scheduling system also carefully plans the Affiliated Orthodontist's time so that the patient is seen on schedule and the treatment is performed within the allotted appointment time. The Model offers flexible payment plans that meet the varying financial situations of the patients and provides for the review of insurance benefits and credit issues with the patient in advance so that patients coming to a first exam will have sufficient information at the end of that exam to commit to the proposed plan of treatment.

      The Company believes that good communication between patients and the orthodontic team is essential to building successful relationship and developing customer satisfaction. The Company trains the Affiliated Orthodontist and his or her staff in interpersonal skills and communication techniques and carefully plans and scripts patient interactions so that the orthodontic team is attuned to patient needs and can handle their questions accurately and efficiently. The staff is instructed to make courtesy calls to patients after long or particularly difficult appointments to inquire about patient comfort and answer questions. In addition, the Model uses computerized analysis and video imaging to provide the patient with a clear understanding of the proposed treatment, including all planned tooth and jaw movements, and its intended results.

      In order to enhance the total dental care the patient receives and to improve the Orthodontic Affiliate's professional referral sources, the Model also encourages frequent communication between the orthodontic team and the referring dentist. Automated diagnostic letters that include a treatment status report and video images of the patient are periodically delivered to the referring dentist. Brief seminars on current orthodontic developments are planned from time to time at the Orthodontic Affiliate's office in order to keep referring dentists and their staffs informed and to promote opportunities for professional and staff interaction. By encouraging the close integration of orthodontic and general dental services, the Model promotes improved overall dental care for the patient and fosters strong relationships with the general dentists for future referrals.

      The Company believes that a more productive practice also serves the interest of the orthodontic patients. In order to increase the Orthodontic Affiliate's productivity, the Model requires the orthodontic team to establish operational goals, such as increasing the number of treatment starts, percentage of patients seen on time and the revenue generated per minute of chair time. The orthodontic team also sets financial and quality goals for the practice. In order to assist the orthodontic team in accomplishing these goals, the Model contains written policies and procedures for the orthodontic team to adopt and follow. In addition, the Model will generally require either an upgrade to the Orthodontic Affiliates present systems or the installation of a new, computerized operational and financial reporting system so that progress can be measured regularly.

      The Company believes that implementation of the Model generally should be accomplished over a 12 month period. The program is overseen by one of the Company's experienced practice facilitators who coordinates the efforts of the orthodontic team and the Company. The practice facilitator visits the Orthodontic Affiliate monthly during this period to train the orthodontic team, install systems and programs and audit and debug their performance. By the end of the first 12 months, the Orthodontic Affiliate generally will have completed the following tasks: (i) established a new staff organizational structure; (ii) installed a communication and marketing system; (iii) installed a sophisticated scheduling system to increase treatment productivity; (iv) instituted a new, flexible fee and payment program; (v) installed a new or upgraded financial and operational reporting system; (vi) conducted staff relationship training; (vii) conducted initial and final patient surveys; and (viii) installed a patient communication and treatment completion review program.

Agreements with Affiliated Orthodontists

      The Company affiliates with orthodontic practices through a series of contractual arrangements. Initially, the Company and an Affiliated Orthodontist enter into an Affiliation Agreement through which the Company acquires the equity interests in the MSO associated with the Affiliated Orthodontist's practice. (The Company may cause a wholly-owned subsidiary to acquire the equity interests in the MSO to reduce adverse tax consequences in certain cases.) The Affiliated Orthodontist, who generally practices through and holds the practice assets in a professional corporation, converts that entity into a general corporation (the MSO) and creates a new professional corporation through which the Affiliated Orthodontist continues to provide orthodontic care (the Orthodontic Affiliate). The Company acquires the equity interests in the MSO, and the Affiliated Orthodontist causes the Orthodontic Affiliate to enter into a long-term Management Services Agreement with the Company.

      Through the Management Services Agreement, the Company provides practice management and marketing services, facilities and non-professional personnel to the Orthodontic Affiliate for a monthly fee. In order to provide for an orderly transition in the event that the Management Services Agreement is terminated or expires or the Affiliated Orthodontist ceases practice with the Orthodontic Affiliate, the parties enter into a Stock Put/Call Option and Successor Designation Agreement (the "Put/Call Agreement"). This agreement creates for the Affiliated Orthodontist certain rights and obligations to repurchase the practice assets held by the Company in the event that the Management Services Agreement is terminated and grants the Company certain rights to designate a successor orthodontist to purchase the stock of the Orthodontic Affiliate when the Affiliated Orthodontist ceases practice through retirement, death, disability or in other enumerated cases.

      Affiliation Agreement. The Affiliation Agreement is the mechanism through which the Company acquires the equity interests in the MSO of the Orthodontic Affiliate, typically in exchange for a combination of cash, a promissory note and shares of Common Stock of the Company. The completion of the transaction under the Affiliation Agreement is subject to certain conditions, including, without limitation, that there has been no material adverse change to the Orthodontic Affiliate between the time the Affiliation Agreement is signed and the transaction is closed and that the Orthodontic Affiliate and the Company have entered into the Management Services Agreement and the Put/Call Agreement.

      Management Services Agreement. Pursuant to the Management Services Agreement, the Company provides the Orthodontic Affiliate with comprehensive management, financial and marketing services and facilities, equipment (in the control of the Orthodontic Affiliate, where required by statute) and support personnel required by the Orthodontic Affiliate to operate its clinical orthodontic practice. The Company maintains existing orthodontic equipment at the offices of the Orthodontic Affiliate at the Company's expense and, after consultation with the Affiliated Orthodontist and agreement upon the equipment needs of the Orthodontic Affiliate, purchases new equipment for use by the Orthodontic Affiliate. The Company is appointed the sole and exclusive business manager of the Orthodontic Affiliate. In addition to providing facilities, equipment (in the control of the Orthodontic Affiliate, where required by statute) and support services, the Company undertakes all purchasing, payment, billing, collection and payroll functions for the Orthodontic Affiliate and facilitates the implementation of the Model.

      The Orthodontic Affiliate is solely responsible for and has complete control and supervision over the professional aspects of its practice, as well as the provision of all professional services, including, without limitation, the selection of the course of treatment for a patient, procedures or materials to be used as part of such treatment and the manner in which such treatment is carried out. The Orthodontic Affiliate has sole authority to direct the business, professional and ethical aspects of its practice. It makes all professional hiring decisions, renders patient care, and keeps all patient dental records. The Orthodontic Affiliate is also responsible for entering into an employment agreement, including non-competition provisions, with each orthodontist engaged by it, including the Affiliated Orthodontist, and paying all salaries for dental professionals, professional licensure and board certification fees and professional liability insurance premiums.

      The Management  Services Agreement typically has an initial term of twenty
(20) years and is renewable for two successive ten (10) year periods. During the initial term and any renewal term, the Management Services Agreement may be terminated by the Company or the Orthodontic Affiliate only for "cause," which includes the bankruptcy of or a material default by the other party. In exchange for the performance of its duties and obligations under the Management Services Agreement, the Company receives a monthly management fee. The fee, which varies somewhat from practice to practice, is generally 65% to 75% of the Orthodontic Affiliate's gross collections for the period. From the monthly fee, the Company pays all of its expenses in providing services to the Orthodontic Affiliate, including, without limitation, the salaries and benefits of the Company's employees, the costs of any consultants, corporate overhead, lease obligations and taxes. In the event that the gross collections of an Orthodontic Affiliate in a given month are not sufficient to pay the entire amount of salaries, benefits and other direct costs payable by the Orthodontic Affiliate and the Company's monthly fee for such month, the Company anticipates making routine advances to the Orthodontic Affiliate to fund any shortfalls for such month. Such advances will generally be repaid by the Orthodontic Affiliate to the Company without interest as adequate funds are generated by the Orthodontic Affiliate in subsequent months.

      Put/Call Agreement. The Put/Call Agreement governs the dissolution of the affiliation between the Orthodontic Affiliate and the Company, whether caused by a termination or expiration of the Management Services Agreement or as a result of the cessation of practice by the Affiliated Orthodontist. In the case of a termination or expiration of the Management Services Agreement, the Orthodontic Affiliate may be required to repurchase the assets of the MSO utilized in the practice of the Affiliated Orthodontist as set forth on the MSO's balance sheet as of the end of the month immediately preceding the date of such termination (when the termination is initiated by the Company) or may have the right to repurchase such assets (when the termination is initiated by the Orthodontic Affiliate). Such assets typically will include leasehold improvements, fixtures, furniture, furnishings, equipment, inventory, supplies and intangibles. In the event that the Company initiates the termination, the Orthodontic Affiliate is typically required to pay book value for the assets as shown on the MSO's balance sheet, and, in the event the Orthodontic Affiliate initiates the termination, the Company is typically required to pay an amount equal to the sum of (a) the amount of cash paid to the Affiliated Orthodontist by the Company under the Affiliation Agreement, (b) the original principal amount of the
Promissory Note (if any) issued by the Company to the Affiliated Orthodontist under the Affiliation Agreement, and (c) the value of that number of shares of Common Stock issued to the Affiliated Orthodontist under the Affiliation Agreement, such value to be determined by multiplying such number of shares by the average last sales (or closing) price for the Company's Common Stock on the Nasdaq Small Cap Market for each of the 60 trading days immediately preceding the date the notice of the Orthodontic Affiliate's determination to repurchase such assets is delivered to the Company. When the Affiliated Orthodontist ceases practicing with the Orthodontic Affiliate, whether as a result of retirement, death, disability or other reason, the Company typically has the option to designate a successor orthodontist to purchase the Orthodontic Affiliate from the Affiliated Orthodontist in order to ensure that the Orthodontic Affiliate continues to operate and to perform its obligations under the Management Services Agreement. The Company may choose not to exercise this option where the Affiliated Orthodontist proposes to sell the Orthodontic Affiliate to another orthodontist previously approved by the Company to be the Affiliated Orthodontist's successor in the ownership of the Orthodontic Affiliate.

Competition

      The business of providing orthodontic services is highly competitive in each of the markets in which the Company operates. Each of the Company's Orthodontic Affiliates faces competition from orthodontists who maintain single offices or operate a single satellite office, as well as from orthodontists that maintain group practices or operate in multiple offices. The Orthodontic Affiliates also compete with dentists who provide certain orthodontic services. The provision of orthodontic services by such dentists has increased in recent years.

      At this time, the Company believes that there are four publicly-traded companies actively competing in the orthodontic practice management market and that there are several other companies participating in the market. In addition, the Company believes that several general dental management services organization may be taking steps to enter the orthodontic management area and are establishing divisions to compete in the Company's target markets. The Company believes that of the above-mentioned competitors, most are significantly larger and have greater financial, marketing and other resources than the Company. Management still believes the Company appeals to a niche orthodontic market that relies primarily on traditional patient and general dentist referrals to generate new business rather than relying on mass marketing and low fees. However, given the disparity in resources, there can be no assurance that the Company will be able to compete effectively.

Government Regulation

      The field of orthodontics is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. In general, regulation of health care companies in increasing.

      Every state imposes licensing requirements on orthodontics and on facilities operated and services provided by orthodontists. In addition, federal and state laws regulate health maintenance organizations and other managed care organizations for which orthodontists may be providers. In connection with the entry into new markets, the Company and its Affiliated Orthodontists may become subject to compliance with additional regulations.

      The operations of the Orthodontic Affiliates must meet federal, state and local regulatory standards in the areas of safety and health. Based on its familiarity with the operations of its current Affiliated practices and the activities of the Affiliated Orthodontists, the Company believes that its Orthodontic Affiliates are in compliance in all material respects with all applicable federal, state and local laws and regulations.

      The laws of many states prohibit orthodontists from splitting fees with non-orthodontists and prohibit non-orthodontic entities (such as the Company) from practicing dentistry, including orthodontics, and from employing orthodontists or, in certain circumstances, orthodontic assistants. The laws of some states prohibit advertising of orthodontic services under a trade or corporate name and require that all advertising be in the name of the orthodontist. A number of states also regulate the content of advertisement or orthodontic services and the use of promotional gift items. A number of states limit the ability of a non-licensed dentist or non-licensed orthodontist to own equipment or offices used in an orthodontic practice. Some of these states allow leasing of equipment and office space to an orthodontic practice, under a bona-fide lease, if the equipment and office remain in the complete care and custody of the orthodontist. Management believes, based on its familiarity with the operations of its current Affiliated Practices, the activities of the Company's Affiliated Orthodontists and the applicable regulations, that the Company's current and planned activities do not constitute the prohibited practices contemplated by these statutes and regulations. There can be no assurance, however, that future interpretations of such laws, or the enactment of more stringent laws, will not require structural and organizational modifications of the Company's existing relationships with its Affiliated
Orthodontists or the operation of the Orthodontic Affiliates. In addition, statutes in some states could restrict expansion of Company operations in those jurisdictions.

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

Employees

      At December 31, 1998, the Company had approximately 160 employees and utilized a number of independent contractors to assist with certain corporate functions and to provide consulting services to orthodontic practices. None of the Company's employees are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

Insurance

      Providing orthodontic services entails an inherent risk of professional malpractice and other similar claims. Although the Company does not influence or control the practice of dentistry by the Affiliated Orthodontists or have responsibility for compliance with certain regulatory and other requirements directly applicable to Orthodontic Affiliates, the contractual relationship between the Company and the Orthodontic Affiliates may subject the Company to medical malpractice actions. There can be no assurance that claims, suits or complaints relating to services and products provided by Orthodontic Affiliates will not be asserted against the Company in the future. The availability and cost of professional liability insurance has been affected by various factors, many of which are beyond the control of the Company. The cost of such insurance to the Orthodontic Affiliates may have an adverse effect on the Company's operations.

      The Management Services Agreements will require the Orthodontic Affiliates to maintain, at their expense, professional liability insurance for themselves and each orthodontist employed by or otherwise providing orthodontic services on behalf of the Orthodontic Affiliate in the minimum amount of $500,000 per occurrence and $1,000,000 in the aggregate. In addition, each Orthodontic Affiliate will undertake to comply with all applicable regulations and requirements, and the Company will be indemnified under the Management Services Agreements for claims against the Company arising in connection with actions by the Orthodontic Affiliates. The Company has general liability insurance for itself and requires that it be named as an additional insured party on the professional liability insurance policies of the Orthodontic Affiliates pursuant to the Management Services Agreement. The Company does not maintain professional liability insurance for itself.

      The Company maintains other insurance coverages including property, workers' compensation and directors' and officers' liability insurance which Management considers to be adequate for the size of the Company and the nature of its business.

Item 2.     Description of Property

      The Company leases facilities for each of its current affiliates, under various operating leases which expire at various times through October 2017. The Company subleases office space and maintain its financial records in Massachusetts.

Item 3.     Legal Proceedings

      The Company is not a party to any material pending legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

(a)   Market Information

      The Company's Common Stock and Redeemable Common Stock Purchase Warrants are traded on The Nasdaq Stock Market ("Nasdaq") under the symbols "ORTH" and "ORTHW," respectively. Prior to October 3, 1997, there was no public market for the Common Stock or the Redeemable Common Stock Purchase Warrants. The following table sets forth the high and low bid quotation information for 1998 by quarter for each of the Common Stock and the Redeemable Common Stock Purchase Warrants, as reported on Nasdaq. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                        High        Low
First Quarter, 1998
      Common Stock                     $3.25       $2.88
      Warrants                         $0.44       $0.38

Second Quarter, 1998
      Common Stock                     $2.38       $1.69
      Warrants                         $0.31       $0.19

Third Quarter, 1998
      Common Stock                     $1.44       $0.50
      Warrants                         $0.13       $0.06

Fourth Quarter, 1998
      Common Stock                     $0.94       $0.44
      Warrants                         $0.06       $0.06

The Company has been notified by Nasdaq that it may be subject to delisting of the Company's Common Stock and Warrants from the Nasdaq Stock Market for failure to maintain a bid price in accordance with the Nasdaq's rules. The Company is currently appealing Nasdaq's delisting notification and a written hearing on the issues is anticipated to occur in April, 1999.

(b)   Holders

      As of February 27, 1999, there were approximately 50 stockholders of record and approximately three (3) holders of record of the Redeemable Common Stock Purchase Warrants. The number of record holders does not bear any relationship to the number of beneficial owners of common stock or warrants.

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

(d)   Use of Proceeds from Registered Securities

      The net proceeds to the Company from the sale of securities on October 1, 1997 after deduction of underwriting discounts and other offering expenses was approximately $9.5 million. The company used such net proceeds as follows: (i) $1.1 million for the repayment of debt; (ii) $4.9 million to consummate affiliations with the Affiliated Practices; (iii) $2.5 million for working capital, equipment, leasehold improvements, repayment of notes payable and other corporate purposes.

Item 6.     Management's Discussion and Analysis

General

      Omega was incorporated in Delaware in August 1996. Following its initial public offering ("IPO") on October 1, 1997, the Company began to offer its services primarily under an "affiliate" relationship whereby it purchases, pursuant to an affiliation agreement ("Affiliation Agreement"), the equity interests of a management services organization ("MSO") that holds certain assets and is associated with an orthodontic or other dental specialty practice ("Affiliated Practice") and enters into a long term management services agreement ("Management Services Agreement") with the Affiliated Practice of the selling orthodontist or other dental specialist ("Affiliated Practitioner"). Pursuant to the Management Services Agreement, the Company receives a monthly management fee for providing all of the Affiliated Practice's practice needs, including facilities, support staff and supplies, as well as a program of systems, methods and procedures designed to enhance the growth, efficiency and profitability of the Affiliated Practice.

      Pursuant to the Affiliation Agreement, the Affiliated Practitioner typically converts his or her existing professional corporation into a general corporation that will function as the MSO and creates a new professional corporation (the Affiliated Practice) through which the Affiliated Practitioner will continue to provide orthodontic or other dental specialty care. The MSO retains certain assets and liabilities which typically include the lease for the Affiliated Practice's office space, clinical supplies and equipment and office furniture, supplies and equipment. The Affiliated Practice retains certain other assets and liabilities (if any) which typically include all cash and cash equivalents, real property, automobiles, patient records, related patient information and notes payable unrelated to assets purchased. The Company generally acquires all of the equity interest of the MSO from the Affiliated Practitioner, the purchase price for which is determined through an assessment of immediate and future return on investment. The MSO typically is acquired for a combination of cash, 5-year notes and unregistered Common Stock or stock options. As of December 31, 1998, the Company had completed 17 affiliations with an average MSO purchase price of approximately $567,000, of which the cash portion was approximately $292,000.

      The Management Services Agreement provides that the Affiliated Practice will utilize the facility and the Company's services for a period of 20 years, with two 10-year extensions. While each Management Services Agreement is
negotiated  based  on  specific  circumstances,   the  management  fees  charged
typically range between 65% and 75% of the Affiliated Practice's gross income, which is expected to be sufficient to pay all of the MSO's expenses and provide a return on the Company's investment. If the Affiliated Practice's expenses payable by the MSO are less than an agreed target amount of expenses, the difference between the target amount and the actual expenses will typically be shared equally by the MSO and the Affiliated Practice. At the retirement, disability or death of the Affiliated Practitioner, the Company will identify a replacement Affiliated Practitioner to purchase the Affiliated Practice and assume the Management Services Agreement.

      Concurrent with the IPO, the Company executed Affiliation Agreements with seven initial Affiliated Practices. In addition, between October and December 31, 1997 the Company entered into Affiliation Agreements with two additional Affiliated Practices. During the twelve months of 1998, the Company entered into Affiliation Agreements with nine additional practices (three of which merged with existing Affiliated Practices). Pursuant to those collective agreements, the Company acquired the equity interests in the MSOs. Each of the Affiliated Practices is typically operated with one practitioner, and a support staff of three dental assistants and three office personnel. As of December 31, 1998, the Company had 15 operating Affiliated Practices, consisting of 18 doctors in 10 states. Included in the Affiliated Practices is an interim management agreement with one practice under terms similar to its standard Management Services Agreement.

      In consideration for acquiring the nine MSOs during the twelve months ended December 31, 1998, the Company paid an aggregate of approximately $2.7 million in cash, issued an aggregate of approximately $986,000 in notes bearing interest at 8.5%, assumed approximately $393,000 of liabilities and issued an aggregate of 707,511 shares of Common Stock.

      In light of current market conditions and the prevailing view of MSOs by the dental industry, the Company expects that its future internal growth will come from continuing to implement its Omega Exceptional Practice Model with Affiliated Practices and the reduction of internal expenses through the implementation of a comprehensive restructuring program to be implemented in the first quarter of 1999.

      As a result of the affiliations consummated by the Company during the twelve (12) months ended December 31, 1998, the Company has depleted its capital resources and is exploring avenues through which to improve its working capital and cash position. The Company believes that active recruitment of additional practice affiliations in the first half of 1999 will only serve to further deplete the capital resources of the Company. Accordingly, the ability of the Company to continue to pursue its business strategy will depend on obtaining additional outside financing or pursuing other strategic alternatives. Such financing and other alternatives may include the development of strategic alliances with other companies, including competitors or other similarly situated companies which present synergistic opportunities for the Company. Other strategic alternatives may include merger opportunities.

      From time to time the Company has evaluated and held discussions regarding potential strategic alliances and merger opportunities with other companies. The Company's policy is to make a public announcement only upon signing definitive agreements. While the Company is seriously exploring a particular strategic opportunity currently, there can be no assurance that the Company will be successful in structuring an alliance which will foster the continued pursuit of its current business strategy and goals. See, Recent Developments, above.

Results of Operations

      For the year ended December 31, 1998, compared to the year ended December 31, 1997.

Revenues

      Net revenue increased approximately $6,412,000 to approximately $7,388,000 for 1998 from approximately $976,000 in 1997. This growth was attributable to a full year of operations for the seven affiliates purchased in 1997 and the addition of eight affiliates in 1998.

Costs and Expenses

      Costs and expenses increased approximately $3,344,000 to approximately $7,950,000 for 1998 from approximately $4,606,000 in 1997. The company completed its initial public offering on October 1, 1997 and completed affiliations with seven practices. The costs and expenses increase for 1998 was attributable to a full year of operations for the practices affiliated with in 1997 and the addition of eight affiliations in 1998.

      The Company's costs and expenses include:

            Employee Costs. Includes all salaries, payroll taxes and fringe benefits of the dental assistants, office staff and corporate office personnel and increased approximately $2,970,000 to approximately $3,715,000 for 1998 from approximately $745,000 in 1997.

            Other Direct Costs. Includes dental and office supplies, laboratory costs, facilities and equipment for the Affiliated Practices and corporate office and increased approximately $963,000 to approximately $1,136,000 for 1998 from approximately $173,000 in 1997.

            General Administrative. Includes all other operating expenses, including advertising, repairs and maintenance, computer support, telephone, utilities, taxes and licenses for the Affiliated Practices and corporate office, as well as the cost of consultants, professional fees and travel related to providing support to the Affiliated Practices and corporate office and increased approximately $1,664,000 to approximately $2,643,000 for 1998 from approximately $979,000 in 1997.

            Depreciation and Amortization. Includes depreciation of equipment and leasehold improvements of the Affiliated Practices and amortization of intangible assets related to the Management Services Agreements and increased approximately $340,000 to approximately $456,000 for 1998 from approximately $116,000 in 1997.

            Non-recurring  Consulting  Expense.  Relates to  approximately  $2.3 million value ascribed to stock and stock options issued to consultants of the Company in April 1997 and $305,000 relates to cash payments made in 1998 in connection with those stock grants.

Interest Expense

      Interest expense of approximately $107,000 for the year ended December 31, 1998, reflects the cost of borrowings under notes payable to Affiliated Practices issued as part of the purchase price for affiliating with those practices. Interest expense of approximately $91,000 for the year ended December 31, 1997, reflects the cost of borrowing under bridge financing outstanding at that time used to finance the cost of operations and IPO costs as well as the cost of borrowing under notes payable to Affiliated Practices from the date of the IPO until December 31, 1997. The bridge financing notes were paid in full with a portion of the proceeds of the IPO.

Interest Income

      Interest income was approximately $127,000 for the year ended December 31, 1998, and reflects interest earned on the Company's net proceeds from the IPO and notes from related parties. Interest income was approximately $79,000.
Interest income is derived from interest earned on the net proceeds of the bridge financing notes and net proceeds from the IPO from October, 1997 to December 31, 1997.

Net Loss

      As a result of the foregoing factors, the Company generated a net loss of approximately $525,000, or $.11 per share, for the year ended December 31, 1998, respectively, compared to a net loss of approximately $3.6 million, or $1.59 per share, for the year ended December 31, 1997.

Liquidity and Capital Resources

      The Company has financed its capital requirements to date with borrowings from bridge and interim notes and the issuance of equity securities.

      The Company has experienced operating losses, negative cash flows, a deficit in working capital and an accumulated deficit since its inception. The Company's accumulated deficit from inception (August 30, 1996) to October 1, 1997 (the Company's IPO) was approximately $3.9 million. The Company reported a significant loss from operations for the year ended December 31, 1997 due primarily to the value ascribed to certain stock compensation earned by consultants in April 1997 and has reported a loss from operations for the year ended December 31, 1998 of $525,000.

      The Company makes routine cash advances from time to time to its Affiliated Practices under its Management Services Agreements to fund any deficits in monthly cash flows of the Affiliated Practices. Such advances will generally be repaid by the Affiliated Practices to the Company without interest as adequate funds are generated by the Affiliated Practices. The balance of advances to Affiliated Practices as of December 31, 1998 was $300,000. Pursuit of the Company's business strategy requires substantial capital resources. Capital is needed not only for the affiliation with future Affiliated Practices, but also for the effective integration, operation and expansion of the existing and future Affiliated Practices. In addition, the Affiliated Practices may from time to time require capital for renovation and expansion and for the addition of equipment and technology.

      Since consummation of the Company's IPO, the Company has funded its affiliations through use of a combination of cash, notes and shares of its Common Stock. During 1998, the ability of the Company to use shares of Common Stock for affiliations was adversely affected by the decrease in the market value of the Common Stock. The decrease, as well as the relatively low market value of the Common Stock in dollar terms, has affected the willingness of owners of potential Affiliated Practices to accept Common Stock as full or partial payment for their affiliations. Even if future affiliations could be funded with the Company's Common Stock, such a use would result in substantial dilution to existing shareholders. As a result, the Company has not consummated an affiliation since August 1998 and the Company does not expect to be able to consummate future affiliations unless there is a substantial improvement in the market value of the Company's Common Stock and/or additional financing or other strategic alternatives become available. During the year ended December 31, 1998, the Company paid approximately $2.7 million in cash and issued $986,000 in notes bearing interest at 8.0% to 8.5%, assumed approximately $393,000 of liabilities and issued approximately 707,511 shares of Common Stock in connection with affiliations with Affiliated Practices.

      Aside from cash flows derived from the investment of net proceeds from its IPO, the Company has not realized positive cash flow from operations since its inception. Accordingly, the Company has had to use net proceeds from its IPO for its working capital requirements for its operations. At the year ended December 31, 1998 the Company had approximately $1,064,000 of working capital consisting of cash and cash equivalents of approximately $982,000, all of which represented remaining net proceeds from its IPO.

      In order for the Company to grow, it is likely that the Company will be required to seek additional financing for working capital and liquidity purposes. Further, any additional financing obtained by the Company could have a dilutive effect on existing stockholders. In the event the Company fully utilizes the remaining net proceeds from its IPO to fund additional affiliations and/or working capital requirements, and in the event the Company is not able to thereafter continue to meet its working capital requirements or liquidity needs with bank borrowings (which to date have been unavailable to the Company), the Company will need to find other public or private debt or equity sources. The availability of these capital sources will depend on prevailing market conditions, interest rates and the financial condition of the Company. There can be no assurance, however, that the Company will be able to obtain additional financing for future affiliations or its working capital and liquidity needs. See "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995 - Doubt About Ability to Continue as a Going Concern."

      As noted above, the Company is considering a number of strategic alternatives, including specific strategic alliances and merger opportunities with other companies. See "Recent Developments."

Year 2000

      Like many other companies, the Year 2000 computer issue creates risk for the Company. If both information technology systems and embedded technology do not correctly recognize date information when the year changes to 2000, it could have an adverse impact on the Company's operations. The Company is currently confirming that its software and programming logic properly interprets Year 2000 dates and will review any embedded technology in its software and hardware to determine whether the technology is compliant. If necessary the company will update and remediate any non-compliant technology. The Company believes that all of its software and hardware is currently compliant. Also, the Company does not anticipate difficulty in resolving issues relating to software or embedded technology in any programs or equipment provided by third-party vendors. In addition, the Company believes that certain software employed by the Affiliated Practices is not Year 2000 compliant. The Company is currently working with the Affiliated Practices to repair any non-compliant software. It is unknown what cost the company will incur to correct any non-compliant software.

      Based on the Company's work to date and assuming that the software updating projects can be implemented as planned the Company believes that it will be Year 2000 compliant on a timely basis and that future costs relating to the Year 2000 issue will not have a material impact on the Company's financial position, results of operations or cash flows.

      Once the Year 2000 remediation process is substantially complete the Company intends to formulate a comprehensive contingency plan to address remaining material risks, if any.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

      Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

      The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based on a successful execution of the Company's restructuring strategy and assumptions that the Orthodontic Affiliates will be profitable, that the orthodontic industry will not change materially or adversely, and that there will be no unanticipated material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

      The following discussion identifies certain important factors that could affect the Company's actual results and actions and could cause results and actions to differ materially from any forward-looking statement made by or on behalf of the Company related to such results and actions. Other factors, which are not identified herein, could also have such an effect.

      Continued History of Losses; No Assurance of Profitability. Although the Company successfully completed its IPO in October 1997 and has consummated affiliations with 15 Affiliated Practices, the Company has not yet achieved a profitable level of operations. As a result, Omega remains subject to many of the business risks associated with a new enterprise, including constraints on its financial and personnel resources, lack of established business relationships and uncertainties regarding affiliations and future profits. At December 31, 1998, Omega had an accumulated deficit of $4,400,736. The Company incurred an operating loss in the year ended December 31, 1998, of $525,000 and may incur operating losses for the foreseeable future thereafter. There can be no assurances as to whether the Company will ever be profitable.

      Doubt About Ability to Continue as a Going Concern. The Company's independent public accountants have audited the attached financial statements and have prepared such financial statements assuming the Company will continue as a going concern. See Note 1 to the financial statements.

      Risks  Associated  with  Expansion.   Omega  has  consummated  Affiliation
Agreements with the 15 Orthodontic Affiliates. The success of the Company's business strategy will depend on a number of factors, including (i) the Company's ability to attract orthodontists to affiliate with the Company, the availability of suitable markets and the Company's ability to obtain good locations within those markets; (ii) the Company's ability to locate existing practices for affiliation, affiliate with such practices on favorable terms and successfully integrate the affiliated operations into the Company's existing operations; (iii) the availability of additional adequate financing to affiliate with orthodontic practices, and (iv) regulatory constraints. There can be no assurance that the Company's business strategy will be successful, that additional modifications to the Company's strategy will not be required or that the Company will be able to manage effectively and enhance the profitability of its Orthodontic Affiliates.

      Need for Additional Financing and Other Strategic Opportunities. The Company's success will require substantial capital resources, in addition to those currently available to the Company. The Company expects that its capital needs over the next several years will substantially exceed capital generated from operations and the net proceeds of this Offering. To finance its future capital needs, the Company is exploring various financing and other strategic alternatives. These include possible strategic alliances and merger opportunities with other companies. With respect to additional financing, there can be no assurance that the Company will be able to raise additional funds when needed on satisfactory terms to the Company or at all. If additional funds are raised through the issuance of equity securities, dilution to the Company's stockholders may result. If adequate financing is not available when needed or on terms acceptable to the Company, the Company's business strategy may be materially adversely affected. With respect to other strategic alternatives, there can be no assurance that the Company will be successful in structuring an opportunity which will foster the Company's continued pursuit of its current strategy and goals.

      Dependence on Orthodontic Affiliates. The Company receives fees for management services provided to Orthodontic Affiliates under Management Services Agreements, but does not employ orthodontists or control practices of its Orthodontic Affiliates. The Company's revenue is dependent on revenue generated by the Company's Orthodontic Affiliates and, therefore, the performance and professional reputation of Affiliated Orthodontists (those orthodontists who practice through the Orthodontic Affiliates) and Orthodontic Affiliates are essential to the Company's success. The Management Services Agreements with the Orthodontic Affiliates are for terms of 20 years and are renewable at the election of the Company for two additional 10 year periods. The Management Services Agreements may only be terminated by either party for "cause," which includes a material default by or bankruptcy of the other party. Any material loss of revenue by the Orthodontic Affiliates would have a material adverse effect on the Company.

      Risk of Providing Orthodontic Services; Adequacy of Insurance. The Orthodontic Affiliates provide orthodontic services to the public and are exposed to the risk of professional liability and other claims. The Company does not control the practice of orthodontics by its Orthodontic Affiliates or the compliance with regulatory and other requirements directly applicable to the orthodontists and their practices. The Company might nevertheless beheld liable for negligence on their part.

      The Management Services Agreements require the Orthodontic Affiliates to maintain, at their expense, professional liability insurance for themselves and each orthodontist employed by or otherwise providing orthodontic services for the Orthodontic Affiliate in the minimum amount of $500,000 per occurrence and $1,000,000 in the aggregate. In addition, each Orthodontic Affiliate has undertaken to comply with all applicable regulations and requirements, and the Company is indemnified under the Management Services Agreements for claims against the Company arising in connection with actions by the Orthodontic Affiliates. The Company has general liability insurance for itself and requires that it be named as an additional insured party on the professional liability insurance policies of the Orthodontic Affiliates pursuant to the Management Services Agreement. The Company does not maintain professional liability insurance for itself.

      There can be no assurance that the Company, its employees, the Orthodontic Affiliates or the licensed orthodontists employed by or associated with the Orthodontic Affiliate will not be subject to claims in amounts that exceed the coverage limits or that such coverage will be available when needed. Further, there can be no assurance that professional liability or other insurance will continue to be available to the Orthodontic Affiliates in the future at adequate levels or at acceptable costs. A successful claim against the Company or an Orthodontic Affiliate in excess of the relevant insurance coverage could have a material adverse effect upon the Company. Claims against the Company, regardless of the merits or eventual outcomes, may also have a material adverse effect on the Company.

      Government Regulations. As noted above, federal and state laws extensively regulate the relationships among providers of health care services, physicians and other clinicians. These laws include federal fraud and abuse provisions that prohibit the solicitation, receipt, payment, or offering of any direct or indirect remuneration of for the referral of patients for which reimbursement is made under any federal or state funded health care program or for the recommending, leasing, arranging, ordering or providing of services covered by such programs. States have similar laws that apply to patients covered by private and government programs. Federal fraud and abuse laws also impose restrictions on physicians' referrals for designated health services covered under a federal or state funded health care program to entities with which they have financial relationships. Various states have adopted similar laws that cover patients in private programs as well as government programs. There can be no assurance that the federal and state governments will not consider additional prohibitations on physician ownership, directly or indirectly, of facilities to which they refer patients, which prohibitations could adversely affect the Company. Violations of these laws may result in substantial civil or criminal penalties for individuals or entities, including large civil money penalties and exclusion from participation in federal or state health care programs.

      Moreover, the laws of many states prohibit physicians from sharing professional fees, or "splitting fee", with anyone other than a member of the same profession. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. Expansion of operations of the Company to certain jurisdictions may require structural and organizational modifications of the Company's form of relationship with Orthodontic Affiliates, which could have an adverse effect on the Company. Although the Company believes its operations as currently conducted are in material compliance with existing applicable laws, there can be no assurance that a review of the Company's business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's existing operations or its expansion.

      State Laws Regarding Prohibition of Corporate Practice of Orthodontics. The Orthodontic Affiliates are formed as professional corporations owned by one or more orthodontists licensed to practice dentistry under applicable state law in states that prohibit the corporate practice of dentistry. Corporations such as the Company are not permitted under certain state laws to practice dentistry or exercise control over the dental judgments or decisions of practitioners. Corporate practice of dentistry laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. Currently, the Company performs only non-orthodontic administrative services, and does not represent to the public that it offers orthodontic services. Nor does the Company exercise influence or control over the practice of orthodontics by the practitioners with whom it contracts. Expansion of the operations of the Company to certain jurisdictions may require structural and organizations modifications of the Company's form of relationship with Orthodontic Affiliates in order to comply with the dental practice laws, which could have an adverse effect on the Company. Although the Company believes its operations as currently conducted are in material compliance with existing applicable laws, there can be no assurance that the Company's structure will not be challenged as constituting the unlicensed practice of dentistry or that the enforceability of the agreements underlying this structure will not be limited. If such a challenge were made successfully in any state, the Company could be subject to civil and criminal penalties under such state's laws and could be required to restructure its contractual arrangements in that state. Such results or the inability to restructure its contractual arrangements could have a material adverse effect upon the Company.

      Competition. The business of providing orthodontic services is highly competitive in each market in which the Company intends to operate. Each of the Orthodontic Affiliates faces competition from other orthodontists or general dentists in the communities served, many of whom may have more established practices in the market or greater financial and other resources than the Orthodontic Affiliate. At this time, the Company believes there are several other companies actively involved in consolidating and managing orthodontic practices throughout the United States. These companies have greater financial marketing and other resources than the Company. In addition, there are companies pursuing similar strategies with respect to dental specialties, including orthodontics, and additional companies with similar objectives may enter the Company's market and compete with the Company. Many of the Company's competitors may have substantially greater financial and other resources than the Company. There can be assurance that the Company will be able to compete effectively.

      Absence of Dividends. Omega has never declared or paid dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future. The Company expects that future earnings, if any, will be retained for the growth and development of the Company's business, and, accordingly, the Company does not anticipate that any dividends will be declared or paid on the Common Stock for the foreseeable future.

      No Assurance of Nasdaq Small Cap Market Listing; Risk of Low-Priced Securities; Risk of Application of Penny Stock Rules. The Board of Governors of the National Association of Securities Dealers, Inc. has established certain standards for the initial listing and continued listing of a security on the Nasdaq Small Cap Market. The standards for initial listing require, among other things, that an issuer have net tangible assets of $4,000,000; that the minimum bid price for the listed securities be $4.00 per share; that the minimum market value of the public float (the shares held by non-insiders) be at least $5,000,000; and that there be at least two market makers for the issuer's securities. The maintenance standards require, among other things, that an issuer have net tangible assets of at least $2,000,000; that the minimum bid price for the listed securities be $1.00 per share, that the minimum market value of the "public float" be at least $1,000,000; and that there be at least two market makers for the issuer's securities. A deficiency in either the market value of the public float or the bid price maintenance standard will be deemed to exist if the issuer fails the individual stated requirement for ten consecutive trading days. There can be no assurance that the Company will continue to satisfy the requirements for maintaining a Nasdaq Small Cap Market listing. As discussed above, the Company has been notified by Nasdaq that it may be subject to delisting for failure to maintain the minimum bid price. A hearing on this issue is anticipated to occur in April 1999. If the Company's securities were to be excluded from the Nasdaq Small Cap Market, it would adversely affect the prices of such securities and the ability of holders to sell them, and the Company would be required to comply with the initial listing requirements to be relisted on the Nasdaq Small Cap Market.

      If the Company is unable to overturn Nasdaq's delisting determination because of the Company's inability to satisfy maintenance requirements, the Company's securities could become subject to certain penny stock rules promulgated by the Securities and Exchange Commission (the "Commission"). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of further reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock. As a result of the Common Stock becoming subject to the penny stock rules, stockholders may find it more difficult to sell their shares.

Item 7.     Financial Statements

                            OMEGA ORTHODONTICS, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX


Consolidated Financial Statements:

      Report of Independent Public Accountants                             F-1

      Consolidated Balance Sheets                                          F-2

      Consolidated Statements of Operations                                F-3

      Consolidated Statements of Stockholders' Equity                      F-4

      Consolidated Statements of Cash Flows                                F-5

      Notes to Consolidated Financial Statements                           F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Omega Orthodontics, Inc.:

We have audited the accompanying consolidated balance sheets of Omega Orthodontics, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omega Orthodontics, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Boston,  Massachusetts                      /s/ ARTHUR  ANDERSEN  LLP
February 16, 1999
(except for the matter observed in Note 12, for which is March 15, 1999)

                           OMEGA ORTHODONTICS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                             1998          1997
ASSETS
Current assets:
   Cash and cash equivalents (includes restricted
     cash of $150,000)                                $   982,157  $  5,421,721
   Receivable from affiliated practices, net of
     allowance for doubtful accounts of
     $121,583 in 1998                                   2,485,991       836,189
   Notes and interest receivable from affiliated
     practices                                             74,824        50,348
   Notes and interest receivable from related parties     129,259       120,859
   Prepaid expenses and other current assets              109,464        55,791
                                                          -------        ------
      Total current assets                              3,781,695     6,484,908

Property and equipment, at cost, net                      908,484       503,339
Intangible assets, net of accumulated amortization of
     $337,059 and $35,145 in 1998 and 1997,
     respectively                                       9,721,133     5,099,043
Other assets                                               42,985        80,303
                                                           ------        ------

      Total assets                                    $14,454,297   $12,167,593
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Demand line of credit                              $   149,772   $        -
   Current portion of long-term debt                      366,585        76,130
   Accounts payable                                       158,537       155,671
   Accrued expenses                                       229,602       359,540
   Patient prepayments                                  1,813,433       775,699
   Due to related parties                                      -        305,000
                                                      -----------   -----------
      Total current liabilities                         2,717,929     1,672,040

Long-term debt, less current  portion                   1,055,206       468,551

      Total liabilities                                 3,773,135     2,140,591
                                                      -----------   -----------

Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred stock, $.01 par value; 500,000
  shares authorized; no shares issued                          -             -
Common  stock,  $.01 par  value;  9,500,000
  shares  authorized; 5,052,584 and 4,338,823 shares
  outstanding at December 31, 1998 and 1997,
  respectively                                             50,526        43,388
Additional paid-in capital                             15,031,372    13,858,851
Accumulated deficit                                   ( 4,400,736)  ( 3,875,237)

      Total stockholders' equity                       10,681,162    10,027,002
                                                      -----------   -----------

   Total liabilities and stockholders' equity         $14,454,297   $12,167,593
                                                      ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           OMEGA ORTHODONTICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year Ended          Year Ended
                                           December 31, 1998   December 31, 1997

Revenues:
   Service fees                                 $ 7,366,192       $   918,312
   Consulting fees                                   21,393            57,606
                                                -----------       -----------
      Total revenues                              7,387,585           975,918
                                                -----------       -----------

Costs and expenses:
   Employee costs                                 3,715,246           744,731
   General and administrative                     2,643,084           979,247
   Other direct costs                             1,136,270           173,538
   Depreciation and amortization                    455,583           116,203
   Non-recurring consulting expense                      -          2,592,500
                                                -----------       -----------
      Total costs and expenses                    7,950,183         4,606,219
                                                -----------       -----------

Loss from operations                            (   562,598)      ( 3,630,301)

Interest expense                                (   106,800)      (    91,489)
Interest income                                     126,564            78,665
Other income                                         17,335                -
                                                -----------       -----------

      Net loss                                  ($  525,499)      ($3,643,125)
                                                ============      ============

Basic and diluted net loss per share            ($        0.11)   ($     1.59)
                                                ===============   ============

Weighted average number of common shares
  outstanding                                     4,895,394         2,289,623
                                                ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                            OMEGA ORTHODONTICS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Common Stock           Additional                                 Total
                                    Number of   $.01 Par        Paid-in    Accumulated    Deferred     Stockholders'
                                    Shares      Value           Capital      Deficit    Compensation  Equity (Deficit)

Balance, December 31,
   1996                           1,615,000   $   16,150            -     ($  232,112)  ($  4,500)  ($   220,462)
Issuance of common stock
   in connection with debt
   offering                          60,000          600            -              -           -             600
Release from escrow of
   common stock previously
   issued to advisors                    -            -      2,020,500             -        4,500      2,025,000
Issuance of common stock to
   consultants                       10,000          100            -              -           -             100
Initial public offering of
   common stock and warrants,
   net of issuance costs of       2,070,000       20,700     9,504,487             -           -       9,525,187
   $3,101,831
Issuance of common stock
   and stock options to new
   affiliated practices             583,823        5,838     2,071,364             -           -       2,077,202
Issuance of stock options to
   non-employee                          -            -        262,500             -          -          262,500
Net loss                                 -            -             -     ( 3,643,125)        -     (  3,643,125)
                                  ---------   ----------   -----------     ----------    --------    -----------

Balance, December 31,
   1997                           4,338,823       43,388    13,858,851    ( 3,875,237)        -       10,027,002

Issuance of common stock
   to new affiliated practices      707,511        7,076     1,164,146             -          -        1,171,222
Issuance of common stock
   to non-employee                    6,250           62         8,375             -          -            8,437
Net loss                                 -            -             -     (   525,499)        -     (    525,499)
                                  ---------   ----------   -----------     ----------    --------    -----------

Balance, December 31,
   1998                           5,052,584   $   50,526   $15,031,372   ($ 4,400,736)          -     10,681,162
                                  =========   ==========   ===========   ============    ========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            OMEGA ORTHODONTICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended        Year Ended
                                             December 31, 1998 December 31, 1997
Cash flows from operating activities:
      Net loss                                  ($   525,499)     ($ 3,643,125)
Adjustments to reconcile net loss to net
 cash used in operating activities:
    Provision for bad debts                          121,583                -
    Depreciation and amortization                    455,583           116,203
    Stock compensation                                 8,437         2,288,200

Changes in assets and liabilities,
 excluding the effects of acquisitions:
    Receivable from affiliated practices        (  1,520,063)     (    661,125)
    Prepaid expenses and other current assets   (     53,673)     (     51,791)
    Accounts payable                                   2,866           134,437
    Accrued expenses                            (    374,813)     (    260,890)
    Patient prepayments                              982,423           436,782
    Due to related parties                      (    305,000)          277,964
                                                 -----------       -----------
      Net cash used in operating activities     (  1,208,156)     (  1,363,345)
                                                 -----------       -----------

Cash flows from investing activities:
    Purchases of property and equipment, net    (    377,972)     (     93,716)
    Decrease (increase) in other assets               27,721      (     80,648)
    Acquisition of management services
     agreements and related assets              (  2,749,355)     (  2,216,134)
    Notes receivable                            (     82,876)     (    170,859)
                                                 -----------      ------------
      Net cash used in investing activities     (  3,182,482)     (  2,561,357)
                                                 -----------       -----------

Cash flows from financing activities:
    Debt financing costs                                  -       (     22,049)
    Repayment of borrowings                     (    198,926)     (  1,089,000)
    Proceeds from issuance of notes payable               -            510,000
    Proceeds from line of credit                     150,000                -
      Net proceeds from issuance of common
       stock and warrants                                 -          9,626,415
                                                 -----------       -----------
      Net cash (used in) provided by
       financing activities                     (     48,926)        9,025,366
                                                 -----------       -----------

      Net increase (decrease) in cash and
       cash equivalents                         (  4,439,564)        5,100,664

Cash and cash equivalents, beginning of period     5,421,721           321,057
                                                 -----------       -----------
Cash and cash equivalents, end of period         $   982,157       $ 5,421,721
                                                 ===========       ===========
Supplemental disclosure of cash flow information:
 Cash paid during the year for interest          $   103,387       $    97,607
                                                 ===========       ===========

Supplemental disclosure of cash flows related
 to acquisitions:
    Fair value of assets acquired, excluding
     cash                                        $ 5,355,008       $ 5,708,177
    Issuance of common stock                    (  1,171,222)     (  2,077,202)
    Issuance of notes payable                   (    986,435)     (    440,868)
    Payments in connection with acquisitions,
     net of cash acquired                       (  2,749,355)     (  2,216,134)
                                                 -----------       -----------

      Liabilities assumed                        $   447,996       $   973,973
                                                 ===========       ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                            OMEGA ORTHODONTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

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

The Company provides management and marketing services to orthodontic and other dental specialty practices in the United States. The Company offers its services primarily under an "affiliate" relationship whereby it purchases the equity interests of the management services organization (MSO) that holds certain assets of and is associated with an orthodontic or other dental specialty practice (Affiliated Practice) and enters into a long-term management services agreement (Management Services Agreement) with the Affiliated Practice of the selling orthodontist or other dental specialist (Affiliated Practitioner). Pursuant to that agreement, the Company receives a monthly management fee, based on the revenue of the Affiliated Practice, for providing all of the Affiliated Practice's needs, including facility, staff and supplies, as well as a program of systems, methods and procedures designed to enhance the growth, efficiency and profitability of the Affiliated Practices.

On October 1, 1997, the Company completed its initial public offering of securities pursuant to which the Company sold 2,070,000 shares of common stock and 2,070,000 common stock purchase warrants. The Company received proceeds from the offering, net of the underwriter's discount, fees and expenses, of approximately $9.5 million. From the net proceeds, the Company paid in full the notes payable used to finance operations prior to the offering and paid the cash portion of the affiliations with seven orthodontists.

The Company is subject to a number of risks associated with emerging, growth companies. Principal among these are the risks associated with managing growth, marketing the Company's services and the need to obtain adequate additional financing to fund future operations and acquisitions. Management's financial plans indicate that additional financing and/or strategic alliances and partnerships will be required in future periods to meet the Company's strategic business plan; therefore, management is exploring various alternatives.

The Company has incurred cumulative losses of $4,400,736 from inception through December 31, 1998. Information subsequent to December 31, 1998 indicates that losses are continuing. The Company has funded those losses primarily through the sale of common stock. The Company is dependent on the proceeds from additional financing, finding strategic alliances and/or restructuring its operations to achieve its business plan. Management has entered into a merger agreement as discussed in Note 12 and will implement as necessary a restructuring plan to reduce operating expenses.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned   subsidiaries.   All  material   intercompany   accounts  and
transactions have been eliminated in consolidation.

During 1997, the Emerging Issues Task Force (EITF) of the FASB issued EITF 97-02 Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements which provides guidance regarding the accounting treatment of contractual management relationships. The EITF established specific criteria to be met for consolidating physician practices. The criteria include the existence by the Physician Practice Management Entity of a controlling financial interest in the physician's practice based on terms of the agreement, control of the non-medical operating decisions, and financial interest. Based on its most recent analysis, management believes the Company does not have a controlling financial interest in the orthodontic practices with which it contracts.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. Cash equivalents consist primarily of a money market account at December 31, 1998 and commercial paper at December 31, 1997 and are carried at cost, which approximates market value. In addition, the Company has collateralized $150,000 of cash for a line of credit. (See Note 5)

Property and Equipment

Property and equipment is stated at cost. Equipment under capital lease is stated at the net present value of the future minimum lease payments at the inception of the related leases. Depreciation and amortization expense is provided using the straight-line method over the estimated useful lives of the assets, three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the assets.

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

Revenue Recognition

The Company's services are provided under Management Services Agreements and an interim management agreement with an Affiliated Practice (Management Agreements). Net revenue earned by the Company under the Management Agreements is equal to approximately 25% of new patient contract balances in the first month of new patient contracts plus a portion of existing contract balances, less amounts retained by the Affiliated Practices. The Company provides practice management and marketing services, facilities and non-professional personnel and receives 65% to 75% of the Affiliated Practices' gross patient fee collections as a management fee. The Affiliated Practices retain all revenue not paid to the Company as the management fee. The amounts retained by the Affiliated Practices are dependent on their financial performance, based in significant part on their cash receipts and disbursements. If total expenses of an Affiliated Practice are below prescribed percentages, the Affiliate Practice is entitled to retain 50% of the difference. Under the terms of the Management Agreements, the Affiliated Practices assign their receivables to the Company in payment of their management fees. The Company is responsible for collections. The Company also assumes its portion of patient prepayments, deposits from patients for dental care to be performed in future periods.

Loss Per Share

The Company reports earnings (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share and Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98 (SAB 98).

Basic loss per share was determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share is the same as basic loss per share as the effects of the Company's potential common stock are antidilutive. During the period preceding the Company's initial public offering, the Company issued 185,000 shares of common stock that have been treated as "nominal issuances" in accordance with SAB 98 in the calculation of net loss per share. Basic and diluted loss per share do not include options and warrants to purchase 2,323,333 shares of common stock in 1998 and 2,303,333 shares of common stock in 1997 because the effects are antidilutive.

Concentration of Credit Risk

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosures of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet risk and credit risk concentrations. The Company maintains the majority of its cash balances with one financial institution. The Company maintains reserves for the potential write-off of accounts receivable. The Company's accounts receivable credit risk is concentrated within the United States, and no customer represents a significant credit risk to the Company.

Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. The Company's financial instruments consist of cash, cash equivalents, receivables, accounts payable, patient prepayments and debt instruments. The estimated fair value of these financial instruments approximate their carrying value.

Segment Reporting

The Company has adopted SFAS No. 131, Disclosures about Segments of and Enterprise and Related Information in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker as defined under SFAS No. 131 is the Senior Management Team. To date, the Company has viewed its operations and manages its business as principally one operating segment.

Post-retirement Benefits

The Company has no obligations for post-retirement benefits.

Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for the fiscal years beginning after December 15, 1997 because there were no items of comprehensive income, other than the Company's net loss.

New Accounting Standards

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Instruments. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Based upon the current structure and operations, the Company does not anticipate that adoption of SFAS No. 133 will have any effect on the financial statements.

Note 3 - Orthodontic Affiliations

On October 1, 1997, the Company entered into Management Services Agreements with seven Affiliated Practices in the United States, simultaneously with the closing of its initial public offering (see Note 1). During the period from the initial public offering, October 1, 1997 through December 31, 1997, the Company completed affiliations with two additional practices. For the year ended December 31, 1998, the Company completed affiliations with nine practices, three of which merged with existing affiliated practices.

Total consideration related to the affiliated practices for the years ended December 31, 1998 and 1997 are summarized as follows:

                                                       1998             1997
                                                    ----------       ----------
     Value of common stock and options issued      $ 1,171,222      $ 2,077,202
     Cash paid                                       2,749,355        2,216,134
     Notes payable                                     986,435          440,868
                                                    ----------       ----------
            Total                                  $ 4,907,012      $ 4,734,204
                                                    ==========       ==========

The cost of each MSO has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed, resulting in management service contract intangibles of approximately $4.9 million and $5.1 million for 1998 and 1997, respectively. These allocations may be adjusted to the extent that management becomes aware of additional information within one reporting year of the affiliation date, which results in a material change in the amount of any contingency or changes in the estimated fair value of assets acquired and liabilities assumed.

The allocation of the purchase price of the MSO, including acquisition costs of approximately $192,000 and $67,000 for 1998 and 1997, respectively, is as follows:

                                                       1998             1997
                                                    ----------       ----------
     Patient receivables                           $   234,910      $   152,090
     Property and equipment                            196,094          421,900
     Management service contract intangibles         4,924,004        5,134,187
     Patient prepayments                          (     55,311)    (    338,916)
     Assumed liabilities                          (    392,685)    (    635,057)
                                                    ----------       ----------
                                                   $ 4,907,012      $ 4,734,204
                                                    ==========       ==========

Concurrent with the affiliation with the MSOs, the Company and each MSO entered into a 20-year Management Services Agreement, renewable for two additional 10-year periods, with each Affiliated Practice. The agreement stipulates that the MSO provide practice management and marketing services, facilities and non-clinical personnel to the Affiliated Practices for a monthly fee, generally equal to 65% to 75% of the Affiliated Practice's gross patient fee collections. If the total expenses of each Affiliated Practice are below prescribed percentages, the Affiliated Practice is entitled to receive 50% of the difference. The Affiliated Practice has sole authority to direct the business, professional and ethical aspects of the practice, make all professional hiring decisions, render patient care, and keep all patient records. Each Affiliated Practice has also entered into an employment agreement, including non-competition provisions, with each orthodontist employed and has agreed to pay all salaries for dental professionals, professional licensure and board certification fees and professional liability insurance premiums.

Each Affiliated Practitioner has certain rights and obligations to repurchase, and each MSO has the right to require the Affiliated Practitioner to repurchase, the non-clinical practice assets held by such MSO in the event that the Management Services Agreement is terminated. Such purchases will generally require payment of the book value of the net assets of the MSO. The MSO also has certain rights to designate a successor orthodontist to acquire the practice of the Affiliated Practitioner when the Affiliated Practitioner ceases practice.

In addition, during 1998, the Company entered into an interim management agreement with a separate orthodontic practice, pursuant to which the Company provides management services under essentially the same terms as its Management Services Agreement.

Note 4 - Property and Equipment

Property and equipment consist of the following at December 31:

                                                       1998             1997
                                                    ----------       ----------
     Leasehold improvements                        $   399,935      $   163,138
     Office equipment                                  324,530           45,072
     Dental equipment                                  253,756          272,486
     Furniture and fixtures                             90,648           46,132
                                                    ----------       ----------
                                                     1,068,869          526,828


     Less: accumulated depreciation
      and amortization                                 160,385           23,489
                                                    ----------       ----------
                                                   $   908,484      $   503,339
                                                    ==========       ==========

Note 5 - Debt

Long Term Debt

Long-term debt consisted of the following at December 31:

                                                       1998             1997
                                                    ----------       ----------

Notes payable of affiliate practices assumed by the
 Company, due in monthly installments ranging
 from $100 to $1,213 through December, 2003,
 with interest ranging from 4% to 13.2% and
 secured by the personal guarantees of
 the affiliated orthodontists.                     $   192,441      $    51,948

Unsecured notes payable to affiliate practices,
 issued in connection with affiliation agreement
 (see Note 3 ) due in monthly installments
 ranging from $630 to $4,860 through January,
 2003, with interest ranging from 8% to 8.5%.        1,219,068          436,868

Capitalized lease obligations, due in monthly
 installments ranging from $652 to $1,646  through
 December, 2003, with interest ranging from 13% to
 23% and secured by certain equipment. Paid in full
 in 1999.                                               10,282           55,865
                                                    ----------        ---------
                                                     1,421,791          544,681
Less: current portion                                  366,585           76,130

                                                   $ 1,055,206      $   468,551
                                                    ==========       ==========

Maturities of long-term debt at December 31, 1998 are as follows:

                  1999                       $   366,585
                  2000                           346,522
                  2001                           361,135
                  2002                           242,173
                  2003                            33,142
                  Thereafter                      72,234
                                              ----------
                                             $ 1,421,791
                                              ==========

Line of Credit

The Company has a demand line of credit with a bank that provides for borrowing up to $200,000 and expires on demand. Borrowings under the line of credit bear interest at the bank's prime rate plus .5% (7.75% at December 31, 1998). The line of credit is collateralized by $150,000 of cash held by the bank. As of December 31, 1998, $149,772 was outstanding under the line of credit.

Note 6 - Stock Option Plan

The Company has adopted an Incentive Stock Plan (the Plan) pursuant to which 700,000 shares of common stock have been reserved for under the plan. Awards in the form of stock options, stock appreciation rights, restricted stock and stock grants may be issued to employees, consultants and advisors of the Company at prices to be determined by a committee of the Board of Directors.
The Plan will terminate on January 31, 2007.

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

The following table summarizes option activity under the Plan:

                                                              1997
                                                     ----------------------
                                                        Weighted Average
                                                                   Exercise
                                                     Shares         Price
                                                     ------        --------

Outstanding, December 31, 1996                           -             -
    Granted                                         370,000            5.84
    Exercised                                            -             -
    Terminated                                           -             -
                                                    -------          ------
Outstanding, December 31, 1997                      370,000            5.84
                                                    =======          ======
Exercisable, December 31, 1997                      150,000         $  6.00
                                                    =======          ======

                                                              1998
                                                     ----------------------
                                                        Weighted Average
                                                                   Exercise
                                                     Shares         Price
                                                     ------        --------

Outstanding, December 31, 1997                      370,000            5.84
    Granted                                          75,000            3.00
    Exercised                                            -             -
    Terminated                                           -             -
                                                    -------          ------
Outstanding, December 31, 1998                      445,000            5.36
                                                    =======          ======
Exercisable, December 31, 1998                      270,000        $   5.78
                                                    =======          ======

The following table summarizes information about stock options outstanding at December 31, 1998:

Options Exercisable                                        Options Exercisable
    Weighted                                                      Weighted
    --------                                                      --------

                   Number         Average     Weighted     Number       Weighted
Exercise/Price  Outstanding as   Remaining    Average    Exercisable     Average
  Range of      of December 31,  Contractual  Exercise  at December 31  Exercise
   Prices           1998           Life        Price        1998          Price
--------------  --------------   ---------    -------    -----------     -------

 $    3.00         95,000          9.25      $   3.00       20,000       $  3.00
 $    6.00        350,000          8.32      $   6.00      250,000       $  6.00
  --------        -------          ----       -------      -------        ------

$3.00 - $6.00     445,000          8.52      $   5.36      270,000       $  5.78
 ============     =======          ====       =======      =======          ====

Options available for future grant under the Plan as of December 31, 1998 were 255,000.

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

The Company has computed the compensation expense required under SFAS No. 123 for options granted in 1997 and 1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123, using the following assumptions:

                                        December 31, 1998     December 31, 1997
                                        -----------------     -----------------

    Risk-free interest rate                5.39% - 5.65%             6.61%
    Expected dividend yield                      -                     -
    Expected lives                          7 years                7 years
    Expected volatility                       108%                   48%
    Weighted average fair value of
       options granted                      $   2.21               $  3.37
    Weighted average remaining
       contractual life                     8.52 years             9.36 years

Had compensation cost for the Company's stock option plan been determined consistent with SFAS No. 123, the Company's net loss and basic and diluted net loss per common share would have been the following:

                                                          1998
    Net loss available to common stockholders
         As reported                                 (    525,499)
         Proforma                                    (    913,899)

    Basic and diluted net loss per common share
         As reported                                 (       0.11)
         Proforma                                    (       0.19)

As of December 31, 1997, none of the options granted to employees under the plan had vested, and therefore, no proforma disclosure of compensation expense is necessary. As of December 31, 1997, the Company granted 150,000 nonqualified stock options exercisable at $6.00, which are fully vested, to a consultant as payment for services performed. The Company recorded $262,500 of non-recurring consulting expense in the accompanying consolidated statements of operations for the year ended December 31, 1997 related to this transaction, which represents the estimated fair value of the services received. The options are fully exercisable and expire ten years from the date of grant.

Note 7 - Stockholders' Equity

(a) Preferred Stock

   The Company is authorized to issue 500,000 shares of preferred stock. The preferred stock will be issuable in one or more series, each such series to have such rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors. At December 31, 1998, there are no shares of preferred stock outstanding.

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

(c) Reserved Common Stock

   The Company has reserved common stock for the following:

    Options to purchase common stock          783,333
    Warrants to purchase common stock       2,070,000
    Underwriter's warrants                    360,000
                                            ---------
                                            3,213,333
                                            =========

Note 8 - Income Taxes

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

As of December 31, 1998, the Company had available net operating loss carryforwards of approximately $2,940,000 available to reduce future federal income taxes, if any. These carryforwards expire through 2013 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 limits a corporation's ability to utilize certain net operating loss carryforwards in the event of a cumulative change in ownership in excess of 50%, as defined. Note 8 - Income Taxes - (Continued)

The approximate income tax effect of each type of temporary difference and carryforward and valuation allowance is summarized as follows:

                                         1998            1997
                                         ----            ----
    Net operating losses             $ 1,177,000     $ 1,084,000
    Other temporary differences           44,000    (      1,000)
    Less: valuation allowance       (  1,221,000)   (  1,083,000)
                                     -----------     -----------
                                     $        -      $        -
                                     ===========     ===========

Due to the uncertainty relating to the timing of realizing the benefits of its favorable tax attributes in future income tax returns, the Company has placed a full valuation allowance against its net deferred tax asset.

Note 9 - Related Party Transactions

The Company has an agreement with a private merchant bank and the Chairman of the Board of Directors (the Consultants), whereby the Consultants have agreed to provide certain consulting services to the Company. In August 1996, as consideration for such services, the Company contingently issued 450,000 shares of common stock to the Consultants at no cost and simultaneously placed such shares in escrow.

In April 1997, following the completion of the consulting services, all of the shares were released from escrow at an imputed aggregate value of $2,025,000. In addition, the Company paid additional cash payments to the Consultants aggregating $305,000 in 1998. Total expense of $2,330,000 was recorded as non-recurring consulting expense in the accompanying consolidated statements of operations in 1997.

During 1997, three directors of the Company loaned an aggregate of $140,000 to the Company and received 6,000 shares of the Company's common stock in connection therewith. In addition, the three directors performed consulting services for the Company, for which they were paid an aggregate of approximately $166,000 in 1997.

The Company has employment contracts with two directors and a consulting contract with one director, which became effective upon the completion of the Company's initial public offering. The Company paid $360,000 and $75,000 in 1998 and 1997, respectively, in connection with these employment and consulting contracts. In addition, during 1997, the Company granted two directors an aggregate of 200,000 stock options exercisable at $6.00 per share (see Note 6). In December 1997, the Company granted two directors non-qualified stock options under the Incentive Stock Option Plan to each acquire 10,000 shares of the Company's common stock at an exercise price of $3.00 per share. In 1998, the Company granted options to purchase 10,000 shares of common stock to its Director Observer at an exercise price of $3.00 per share.

During 1997, the Company entered into a consulting agreement with an accounting firm for services relating to the Company's initial public offering and for the services of the Company's Chief Financial Officer who is also a principal stockholder of the accounting firm. The Company paid consulting fees of $120,000 and $203,565 in 1998 and 1997, respectively in connection with the above services. In addition, in 1998 the Company paid the accounting firm $63,244 for additional accounting and computer consulting services and $38,944 for reimbursed expenses The Company also granted the accounting firm 10,000 shares of common stock and non-qualified stock options under the Stock Incentive Option Plan to acquire 150,000 shares of the Company's common stock at an exercise price of $6.00 per share in 1997 (see Note 6).

The Company entered into an affiliation agreement with a director, which became effective concurrently with the closing of the Company's initial public offering. Pursuant to the affiliation agreement, the Company acquired certain assets of the Director's orthodontic practice in exchange for a cash payment of $333,567, issuance of 129,721 shares of the Company's common stock and the assumption of certain liabilities.

During 1997, the Company loaned its President and CEO $100,000 and a director $20,000 in exchange for demand promissory notes, which bear interest at the prime rate (7.75% at December 31, 1998) plus 2%. Principal and interest are due upon demand, but not later than December, 2000.

Note 10 - Commitments and Contingencies

Operating Leases

The Company leases facilities under various operating leases which expire through October 2017. Future minimum lease payments at December 31, 1998 are approximately as follows:

                          1999           $   631,000
                          2000               585,000
                          2001               580,000
                          2002               541,000
                          2003               290,000
                    Thereafter               807,000
                                          ----------
                                         $ 3,434,000
                                          ==========

Rent expense for all operating leases was approximately $648,000 and $86,100 for the years ended December 31, 1998 and 1997, respectively.

Litigation

In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

Other

The Company is contingently liable for any increase in the purchase price to an Affiliated Practitioner for an Affiliation completed in April 1998. Under the terms of the agreement, the Company agreed to pay additional cash and stock if certain operating criteria were met for the year ending March 31, 1999; the one year anniversary of the affiliation. Any additional consideration payable to the Affiliated Practitioner will be charged to operations when determined.

Note 11 - Accrued Expenses

Accrued expenses consist of the following at December 31:

                                              1998            1997

    Salary and related                   $   117,155     $    18,403
    Professional fees                        105,000         327,721
    Rents                                      3,000          13,416
    Other                                      4,447              -
                                          ----------      ----------
                                         $   229,602     $   359,540
                                          ==========      ==========

Note 12 - Subsequent Event

On March 15, 1999, the Company entered into an Agreement and Plan of Merger with Pentegra Dental Group, Inc. ("Pentegra"), a multi-specialty dental practice management company located in Arizona. The Company has agreed to exchange all of its outstanding common stock for 1,800,000 shares of Pentegra's common stock. The transaction requires shareholder approval of both companies.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      The following table sets forth certain information with respect to the directors and executive officers of the Company.

                                                                      DIRECTOR
NAME                         AGE   POSITION                             SINCE

Robert J. Schulhof            57   President, Chief Executive           1996
                                   Officer, Treasurer and Director

Dr. Dean C. Bellavia          55   Director of Affiliate Programs       1996
                                   and Director

John J. Clarke, Jr. (1)(2     56   Director                             1997

Floyd V. Elliott              56   Director of Professional             1996
                                   Relations and Staff Development
                                   and Director

Dr. C. Joel Glovsky (1)(2)    66   Chairman of the Board                1996

Dr. David T. Grove (2)        58   Director                             1996

-----------------------
(1)   Member of the Company's Audit Committee.
(2)   Member of the Company's Compensation.

    Robert J. Schulhof, the Company's founder, has been the President and Chief Executive Officer of the Company since its formation in August 1996. In 1995, Mr. Schulhof founded OMEGA, LLC, a principal stockholder of the Company, and is the sole manager of OMEGA, LLC. From 1990 to 1994, Mr. Schulhof was the Chief Executive Officer of Solutions Providers, a California general partnership and a firm that offered integrated computer technology and practice management consulting services to the orthodontic industry, and from 1994 until he founded OMEGA, LLC in 1995, Mr. Schulhof was an officer, director and principal stockholder of Integrated Management Systems, Inc., a firm providing software and consulting services to the orthodontic industry. He holds a masters degree in Mathematical Statistics and Probability from the University of California at Los Angeles.

    Dean C. Bellavia is a co-founder of the Company and was employed as the Director of Affiliate Programs since its formation in August 1996 until December 31, 1997. As of January 1, 1998, Dr. Bellavia entered into a consulting agreement with the Company pursuant to which he continues to perform the services he was performing as the Director of Affiliate Programs. Dr. Bellavia is also the founder and President of The Bio Engineering Company, a consulting firm serving the orthodontic industry which he will continue to operate to the extent it does not adversely affect his duties for the Company. He holds a Ph.D. in Bio-Engineering from Carnegie Mellon University.

    John J. Clarke, Jr., was elected to the Board of Directors of the Company in March 1997. Since 1971, Mr. Clarke has been a principal in Baldwin & Clarke Companies, a diversified financial services organization that provides investment banking and other financial advisory services. He is a director of Centerpoint Bank, a wholly-owned subsidiary of Community Bankshares, Inc., a bank holding company in Concord, New Hampshire. Mr. Clarke holds a B.A.
from Northeastern University.

    Floyd V.  ("Sonny")  Elliott,  joined the  Company's  Board of  Directors in
December 1996 and since October 1, 1997 has been the Company's Director of Professional Relations and Staff Development. Mr. Elliott is the founder and President of Elliott Enterprises, a consulting firm serving the orthodontic industry which he will continue to operate to the extent it does not adversely affect his duties for the Company. Prior to founding Elliott Enterprises, Mr. Elliott was President of Paradigm Practice Management, a management consulting firm working primarily with orthodontic practices.

    C. Joel Glovsky, a co-founder of the Company, has served as the Chairman of the Board of Directors of the Company since its formation in August 1996. Dr. Glovsky has been engaged in the private practice of orthodontics since 1961. He is a graduate of the dental school of Tufts University and served as Assistant Clinical Professor there for 15 years. Dr. Glovsky is a diplomat of the American Board of Orthodontics. In October 1989, Dr. Glovsky co-founded The Standish Care Company, an assisted living company, and he served on the Board of Directors of Standish from 1989 to 1994.

    David T. Grove, has served on the Board of Directors of the Company since its inception in August 1996. Dr. Grove has been in the private practice of orthodontics in Nevada since 1971. Dr. Grove holds a dental degree from the University of Louisville, a Masters degree in Orthodontics from St. Louis University and a Masters degree in education from the University of South California. He served as Clinic Director for two years in the Orthodontics Department at the University of California at San Francisco. He is the Chairman of the Company's Clinical Advisory Board.

Meetings of the Board of Directors and Committees

      The Board of Directors of the Company held five meetings during 1998. The Board of Directors also acted on three occasions by unanimous written consent in lieu of special meetings. Each director attended at least 75% of the aggregate number of all meetings of the Board of Directors and committees of which he was a member during 1998.

Board Committees

    The Board of Directors has established an Audit Committee and a Compensation Committee.

    Audit Committee. The Audit Committee has the responsibility for reviewing and supervising the financial controls of the Company. The Audit Committee makes recommendations to the Board of Directors of the Company with respect to the Company's financial statements and the appointment of independent auditors, reviews significant audit and accounting policies and practices, meets with the Company's auditors concerning, among other things, the scope of audits and reports, and reviews the performance of overall accounting and financial controls of the Company. The Audit Committee consists of Dr. Glovsky and Mr. Clarke. The Audit Committee did not meet in 1998.

    Compensation Committee. The Compensation Committee has the responsibility for reviewing the performance of the officers of the Company and recommending to the Board of Directors of the Company salary and bonus amounts for all officers of the Company, subject to the terms of existing employment agreements. The Compensation Committee also has the responsibility for oversight and administration of the Company's stock and other compensatory plans. The Compensation Committee consists of Dr. Glovsky, Dr. Grove and Mr. Clarke. The Compensation Committee met twice in 1998.

Director Compensation

    Members of the Board who are not full-time employees of the Company (currently Dr. Grove and Mr. Clarke) receive a fee of $500 for each Board meeting attended and a fee of $250 for each committee meeting attended. Such Board members are reimbursed for their out-of-pocket expenses for each meeting attended.

Executive Officers and Compensation

    Executive officers of the Company hold their positions until the next annual meeting of the Board of Directors and until their respective successors are elected and qualified. In addition to Mr. Schulhof (President, Chief Executive Officer and Treasurer) and Mr. Elliott (Director of Professional Relations and Staff Development), Mr. Edward M. Mulherin and Mr. Peter I. Wexler are executive officers of the Company.

    Edward M. Mulherin has provided consulting services as the Chief Financial Officer of the Company since October 1996. Such services have been provided through LMG, a firm in which Mr. Mulherin is a principal stockholder and with which he has been associated since 1991. Mr. Mulherin is a certified public accountant and holds a B.S. in Accounting from Boston College and a J.D. from Suffolk University Law School. Mr. Mulherin is 39.

    Peter I. Wexler has served as the General Counsel of the Company since March 1998. From 1995 to 1998, Mr. Wexler was Corporate Counsel and Commercial Manager for Stone and Webster Engineering Corporation, a global engineering and construction company, where he specialized in domestic and international transactions. Prior to Stone and Webster, Mr. Wexler was associated with the law firm Jackson Parton in London, England. Mr. Wexler is 31.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Commission and the Nasdaq Stock Market. Directors, executive officers and greater than 10% stockholders are required to furnish the Company with copies of all Forms 3, 4 and 5 they file.

      Based solely on the Company's review of the copies of such Forms it has received and written representations from certain reporting persons that they were not required to file Forms 5, the Company believes that each person who was a director, executive officer or greater than 10% beneficial owner of any class of its equity securities during the year December 31, 1998 complied with all
Section 16(a) filing requirements applicable to them.

Item 10.    Executive Compensation

            The following Summary Compensation Table sets forth compensation awarded to, earned by or paid to Robert J. Schulhof, the Company's Chief Executive Officer. No other executive officer or director earned a salary and bonus of more than $100,000 during either (a) the period from August 30, 1996 (inception) to December 31, 1996 or (b) either of the years ended December 31, 1997 or 1998. The Company entered into an employment agreement with Mr. Schulhof effective January 1, 1997. See "Employment Agreements." The Company did not grant any restricted stock awards, options or stock appreciation rights or make any long-term incentive plan payouts to any named executive officer during such periods, nor did any of the named executive officers own options or stock appreciation rights during such periods. The Company has no defined benefit or actuarial plans covering its employees.

                           Summary Compensation Table
                              Annual Compensation

                                                               Long Term
                                                               Compensation
Name and             Fiscal Year                               Awards; Securities   All Other
Principal Position   Ended         Salary ($)     Bonus ($)    Underlying Options   Compensation ($)
------------------   -----         ----------     ---------    ------------------   ----------------
Robert J. Schulhof   12/31/98      $ 120,000(1)   $ 0          ---                  $ 3,400 (2)
President, Chief     12/31/97      $ 120,000(1)   $ 0          ---                  $ 3,500 (2)
Executive Officer    12/31/96(3)      49,200      $ 0          ---                       ---

Edward Mulherin      12/31/98      $ 120,000      $ 0          ---                       ---
Chief Financial
Officer

Dean Bellavia        12/31/98      $ 120,000      $ 0          ---                       ---
Director of
Affiliate Programs
and Director

Floyd V. Elliott     12/31/98      $ 120,000      $ 0          ---                       ---
Director of
Professional
Relations and Staff
Development and
Director

====================================================================================================

(1) Reflects amounts paid pursuant to an employment agreement between the Company and Mr. Schulhof which became effective January 1, 1997.
    See "Employment Agreements."

(2) Reflects amounts paid to Mr. Schulhof as an automobile allowance.

Employment Agreements

      The Company has entered into employment agreements (individually, an "Employment Agreement" and collectively, the "Employment Agreements") with each of Mr. Schulhof, Dr. Bellavia (whose agreement has been terminated and replaced with a consulting agreement -- see "Certain Relationships and Related Transactions") and Mr. Elliott (collectively, the "Executives"). Mr. Schulhof's Employment Agreement became effective January 1, 1997 and provides that he is employed as the President and Chief Executive Officer of the Company. The initial term of Mr. Schulhof's Employment Agreement is three years, and such term will be extended automatically on January 1, 2000 and on each January 1 thereafter for an additional year, unless Mr. Schulhof receives notice of termination prior to such extension. Mr. Schulhof is paid an annual base salary of $120,000, which amount is subject to annual review, and bonuses, the amounts of which are determined by the Compensation Committee. Mr. Schulhof also has the use of a company car or, at his election, will be paid an automobile allowance of $700 per month. During 1998, Mr. Schulhof received an automobile allowance of $8,400.

      Dr. Bellavia's Employment Agreement became effective upon the closing of the Company's initial public offering of securities (the "IPO") and provided that he was employed as the Director of Affiliate Programs of the Company. The initial term of Dr. Bellavia's Employment Agreement was three years. Dr. Bellavia was paid a monthly advance of $10,000, which advance was subject to review and reduction in the event that certain affiliation targets were not met by the Company. The Board of Directors of the Company determined that such targets had been met during 1997, and no reduction of Dr. Bellavia's advances was imposed. As of January 1, 1998, Dr. Bellavia and the Company terminated his Employment Agreement and replaced it with a consulting agreement on substantially the same terms. See "Certain Relationships and Related Transactions" under Item 12 hereof.

    Mr. Elliott's Employment Agreement became effective upon the closing of the IPO and provides that he is employed as the Director of Professional Relations and Staff Development of the Company. The initial term of Mr. Elliott's Employment Agreement is three years, and such term will be extended automatically on the third anniversary date of the effectiveness and on each anniversary date thereafter for an additional year, unless either party receives notice of termination prior to such extension. Mr. Elliott was paid a monthly advance of $10,000, which advance was subject to review and reduction in the event that certain affiliation targets were not met by the Company. The Board of Directors of the Company determined that such targets had been met during 1997, and no reduction of Mr. Elliott's advances was imposed. Beginning in 1998 and thereafter, Mr. Elliott's Employment Agreement provides for a base salary of $10,000 per month, which amount is subject to annual review, and bonuses, the amounts of which are determined by the Compensation Committee.

    The Employment Agreements may be terminated by the Company or the respective Executives without cause with 90 days' prior written notice. If the Executive suffers a "termination other than for cause" (as defined in the Employment Agreements), including such termination within 24 months after a "change in control" (as defined in the Employment Agreements), the Executive is entitled to receive his accrued salary, earned bonus compensation, vested deferred compensation (other than plan benefits which will be payable in accordance with the applicable plan) and other benefits through the date of termination and severance payments of salary (at the rate payable at the time of such termination) for the longer of 12 months or the remaining term of the Employment Agreement. Each of the Executives may elect to receive from the Company a lump sum severance payment equal to the present value of the flow of cash flow from the severance payments of salary. In addition, each Executive is entitled to an accelerated vesting of any awards granted to the Executive under the Incentive Stock Plan. Notwithstanding the foregoing, the Company is not required to pay any amount which is not deductible for federal income tax purposes.

    If the Executive is terminated for "cause" (as defined in the Employment Agreements), he is entitled to receive his accrued salary, earned bonus compensation, vested deferred compensation (other than plan benefits which will be payable in accordance with the applicable plan) and other benefits through the date of termination, but shall receive no other severance benefits. Each of the Executives may also be terminated if he dies or becomes disabled for a period of 12 consecutive months. In the event of termination due to death or disability, the Executive (or his estate) shall receive the same payments, but no additional severance, except that, if the Executive becomes disabled, the Company will maintain his insurance benefits for the remaining term of his Employment Agreement.

Incentive Stock Plan

    Effective as of January 31, 1997, the Company adopted the Omega Orthodontics Incentive Stock Plan (the "Incentive Stock Plan"). The Company reserved 300,000 of the authorized shares of Common Stock for issuance under the Incentive Stock Plan. On April 28,1997, the Incentive Stock Plan was amended to increase the number of shares of Common Stock authorized for issuance under the Incentive Stock Plan to 450,000. On April 24, 1998, the Incentive Stock Plan was further amended to increase the number of shares of Common Stock authorized for issuance under such Plan to 700,000. Unless terminated earlier, the Incentive Stock Plan will terminate on January 30, 2007. The Incentive Stock Plan is administered by a committee consisting solely of two or more non-employee Directors (the "Committee").

     On April 28, 1997, the Committee granted options with respect to 350,000 shares of Common Stock to Dr. Bellavia, Mr. Elliott and LMG in the amounts of 50,000, 150,000 and 150,000 shares, respectively, at an exercise price of $6.00 per share. On December 24, 1997, the Committee granted options with respect to 20,000 shares of Common Stock to Mr. Clarke and Dr. Grove in the amounts of 10,000 shares each at an exercise price of $3.00 per share. On March 25, 1998, the Committee granted options with respect to 25,000 shares of Common Stock to Mr. Wexler and an aggregate of 30,000 shares of Common Stock to two employees at an exercise price of $3.0625 per share. On August 28, 1998, 10,000 options were granted to one employee and 10,000 options to Mr. Robert Daskal, an Observer Director appointed by National Securities. At March 15, 1999 255,000 shares of Common Stock were reserved for issuance pursuant to future grants under the Incentive Stock Plan.

      The options granted to Mr. Elliott, LMG, Mr. Wexler and the two employees vest in three equal installments on each of the first three anniversaries of the date of grant, the options granted to Dr. Bellavia vest fully on the first anniversary of the date of grant and the options granted to Mr. Clarke and Dr. Grove vest six months following the date of grant. On March 25, 1998, the Committee voted to accelerate the vesting of the options granted to LMG retroactively to December 31, 1997.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information as of March 15, 1999 with respect to the beneficial ownership of the Company's Common Stock by each director, each named executive officer in the Summary Compensation Table under "Executive Officers and Compensation" under Item 10 hereof, all directors and executive officers as a group, and each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock. This information is based upon information received from or on behalf of the named individuals.

        Name and Address of               Number of Shares
        Beneficial Owner (1)              Beneficially Owned         Percentage

The Orthodontic Management Effectiveness
Group of America, LLC (2)
     3621 Silver Spur Lane
     Acton, CA 93510                        1,050,000                   20.8%
Robert J. Schulhof (3)
     3621 Silver Spur Lane
     Acton, CA 93510                        1,050,000                   20.8%
Putnam Investments, Inc. (4)
     One Post Office Square
     Boston, MA 02109                         332,953                    6.6%
C. Joel Glovsky (5)
     44 Grey Lane
     Lynnfield, MA 01940                      231,000                    4.6%
The Mayflower Group Ltd. (6)
     393 Commonwealth Avenue
     Boston, MA 02115                         225,000                    4.4%
David T. Grove (7)
     581 12th Street
     Elko, NV 89801                           144,721                    2.9%
Dean C. Bellavia (8)
     44 Capen Boulevard
     Buffalo, NY 14214                         68,850                    1.3%
Edward M. Mulherin (9)
     63 Chatham Street
     Boston, MA 02109                         160,000                    3.1%
Floyd V. Elliott (10)
     2555 Homeland Drive
     Elko, NV  89801                           50,000                    *
John J. Clarke, Jr. (11)
     116 B South River Road
     Bedford, NH 03110                         10,000                    *
All directors and executive officers as
a group (7 persons) (12)                    1,714,571                   32.2%
----------------------------
*   Represents less than 1%.

(1) Except as otherwise indicated, the Company believes that the persons named in the table above, based upon information furnished by such persons, have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Amounts and percentages shown are based on calculations that, pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), include shares issuable pursuant to stock options which may be exercised on or before March 15, 1999.

(2) The Company has relied on information reported on a Statement on Schedule 13G dated February 24, 1999 filed jointly by The Orthodontic Management Effectiveness Group of America, LLC ("OMEGA, LLC") and Mr. Schulhof with the Securities and Exchange Commission (the "Commission"). Mr. Schulhof holds 330 membership points in OMEGA, LLC, or 27.7% of the voting power of OMEGA, LLC, and is the sole manager of OMEGA, LLC with authority to vote and dispose of shares of the Common Stock of the Company held by OMEGA, LLC. Each of the following other directors of Omega holds more than five percent of the membership points of OMEGA, LLC, and the amount of such holdings is as set forth in the parenthetical following the holder's name:
      C. Joel Glovsky (75 points or 6.3%); David T. Grove (150 points or 12.6%); Dean C. Bellavia (100 points or 8.4%); and Floyd V. Elliott (20 points or 1.7%).

(3) The Company has relied on information reported on a Statement on Schedule 13G dated February 24, 1999 filed jointly by OMEGA, LLC and Mr. Schulhof with the Commission. Includes the 1,050,000 shares held by OMEGA, LLC which Mr. Schulhof may be deemed to beneficially own as the principal membership point holder and the sole manager of OMEGA, LLC. In connection with that certain Underwriting Agreement dated as of October 1, 1997 between the Company and National Securities Corporation, as the representative of the several underwriters of the Company's initial public offering of securities (the "Underwriting Agreement"), Mr. Schulhof has agreed in his individual capacity and not as an officer or director of the Company, that for a period of two years after the date of the Underwriting Agreement, in any stockholder vote other than the election of the directors of the Company, or security holder proposals presented for the vote of stockholders in accordance with Rule 14a-8 under the Exchange Act, he will vote all shares of Common Stock beneficially owned by him individually or in his capacity as the sole manager of OMEGA, LLC with authority to vote shares of the Common Stock of the Company held by such entity, but no other affiliates, in accordance with the vote of a majority of the holders of Common Stock of the Company which has been registered under the Securities Act, except if such action, in the opinion of legal counsel, would not be consistent with his fiduciary duties as a director or officer or principal stockholder of the Company.

(4) The Company has relied on information reported on a Statement on Schedule 13G/A dated February 9, 1999 filed by Putnam Investments, Inc. with the Commission.

(5) The Company has relied on information reported on a Statement on Schedule 13G dated February 12, 1998 filed by Dr. Glovsky with the Commission. Includes 5,000 shares held of record by Dr. Glovsky's Individual Retirement Account.

(6) The Company has relied on information reported on a Statement on Schedule 13G dated February 12, 1998 filed by The Mayflower Group Ltd. with the Commission.

(7) Includes 10,000 shares issuable upon the exercise of options held by Dr. Grove.

(8) Includes 50,000 shares issuable upon the exercise of options held by Dr. Bellavia. Also includes 8,100 shares held by certain trusts for the benefit of Dr. Bellavia and 750 shares held by certain trusts for the benefit of Dr. Bellavia's spouse.

(9) Includes 10,000 shares held of record by Leonard, Mulherin & Greene, P.C. ("LMG"), a public accounting firm that provides accounting services to the Company and makes Mr. Mulherin available to be the Company's Chief Financial Officer pursuant to a consulting agreement, and of which Mr. Mulherin is a principal stockholder. Also includes 150,000 shares issuable upon the exercise of options held by LMG.

(10) Includes 50,000 shares issuable upon the exercise of options held by Mr. Elliott.

(11) Includes 10,000 shares issuable upon the exercise of options held by Mr. Clarke.

(12)  See Notes 3, 5, 7, 8, 9, 10 and 11.

Item 12.    Certain Relationships and Related Transactions

      On August 31, 1996, the Company acquired OMEGA, LLC's orthodontic practice management business and certain related assets, management contracts and practice affiliation agreements in exchange for 1,050,000 shares of the Company's Common Stock. The related assets, contracts and agreements included certain computer and other office equipment; non-binding letters of intent with orthodontic practices to affiliate with OMEGA, LLC, four of which were superseded by affiliation agreements that closed simultaneously with the IPO; consulting services agreements which provided limited revenues to the Company pending the closing of the IPO; consulting agreements with Dr. Bellavia and Mr. Elliott, both of which were superseded by Employment Agreements; and the consulting agreement (which is described below) with Dr. Glovsky and Mayflower. Mr. Schulhof and Drs. Glovsky and Bellavia, all of the then directors of the Company, held 330 (27.7%), 75 (6.3%), 150 (12.6%) and 100 (8.4%) of the
membership points of OMEGA, LLC, respectively, at the time of the transaction, and Mr. Schulhof was the sole manager of OMEGA, LLC.

      In  connection  with  the  acquisition  by the  Company  of  OMEGA,  LLC's orthodontic practice management business, the Company assumed OMEGA, LLC's rights and obligations under an agreement with Dr. Glovsky and Mayflower, a private banking firm, whereby Dr. Glovsky and Mayflower (the "Consultants") agreed to provide certain consulting services to the Company regarding the Company's business plan, initial capital structure and private financing and orthodontic practice affiliation transactions and the identification and retention of the Company's Board of Directors, senior management team and professional advisors. Under the terms of the agreement, as amended and restated, 225,000 shares of the Company's Common Stock were issued to each of the Consultants to be held in escrow pending fulfillment of their consulting obligations. Following completion of the consulting services, all of such shares were released from the escrow on April 28, 1997 at an imputed value of approximately $4.50 per share and delivered to the Consultants. In addition, the Company agreed to make cash payments to the Consultants aggregating $842,000 over three years beginning in January 1998. The Company is obligated to make quarterly payments to each of Dr. Glovsky and Mayflower on January 1, April 1, June 1 and September 1, 1998, 1999 and 2000 of $67,500, $27,000 and $10,800,
respectively. The Company made payments under this agreement aggregating $305,000 to Dr. Glovsky and Mayflower during 1998. Mayflower is a stockholder of the Company and holds 75 membership points of OMEGA, LLC, the Company's principal stockholder. See "Security Ownership of Certain Beneficial Owners and Management" under Item 9 hereof.

      The Company has entered into another consulting agreement with Dr. Glovsky which became effective upon the closing of the IPO. The initial term of the agreement is three years, and Dr. Glovsky provides consulting services to the Company in connection with identifying orthodontic practices with potential to affiliate with the Company and negotiating and closing affiliation agreements with such practices. Dr. Glovsky was paid a monthly advance of $5,000, which advance was subject to review and reduction in the event that certain affiliation targets were not met by the Company. The Board of Directors of the Company determined that such targets had been met during 1997, and no reduction of Dr. Glovsky's advances was imposed. Beginning in 1998 and thereafter, Dr. Glovsky's consulting agreement provides for a maximum monthly fee of $5,000. In 1998, the Company paid Dr. Glovsky fees of $60,000 and expects to pay him fees of approximately $60,000 under this agreement in 1999.

      The Company entered into a consulting agreement with LMG which became effective on May 1, 1997 and provides that LMG shall make Mr. Mulherin, a principal stockholder of LMG, available to serve as the Company's Chief Financial Officer. The initial term of the agreement is three years. For the services of Mr. Mulherin as Chief Financial Officer, LMG was paid a monthly retainer fee of $5,000 prior to the closing of the IPO and a monthly retainer fee of $10,000 thereafter and for the term of the agreement. In addition, in connection with work done by LMG in preparation for and completion of the IPO, the Company paid LMG fees of $ 148,565 and issued LMG 10,000 shares of unregistered Common Stock. The Company granted LMG a non-qualified stock option under the Incentive Stock Plan to acquire 150,000 shares of the Company's Common Stock at an exercise price of $6.00 per share. The Company has also agreed to indemnify LMG against certain liabilities that may arise in connection with the services to be rendered by LMG under the agreement.

      During September 1996, Drs. Glovsky and Bellavia, both directors of the Company and more than 5% owners of OMEGA, LLC, the Company's principal stockholder, purchased $25,000 and $50,000, respectively, of certain 15% bridge financing notes issued prior to the IPO (the "Bridge Notes") and received 5,000 and 10,000 shares, respectively, of the Company's Common Stock in connection therewith. In April, 1997, Dr. Glovsky and Dr. Grove, also a director of the Company, purchased an additional $5,000 and $25,000 of Bridge Notes, respectively, and received an additional 1,000 and 5,000 shares of the Common Stock, respectively, in connection therewith. In October 1997, the Company repaid all of its Bridge Notes (including interest accrued thereon) from the net proceeds of the IPO, including the Bridge Notes held by Drs. Glovsky, Bellavia and Grove.

      In June, 1997, Dr. Glovsky and Dr. Grove purchased $25,000 each of certain 16% interim financing notes issued prior to the IPO (the "Interim Notes"), and Dr. Glovsky subsequently purchased an additional $60,000 of Interim Notes. In October 1997, the Company repaid all of its Interim Notes (including interest accrued thereon) from the net proceeds of the IPO, including the Interim Notes held by Dr. Glovsky and Dr. Grove.

      The Company entered into an affiliation agreement with Dr. Grove which the Company closed concurrently with the closing of the IPO. Pursuant to its agreement with Dr. Grove, a director of the Company, the Company acquired certain assets of Dr. Grove's orthodontic practice in exchange for a cash payment of $333,567 and 129,721 shares of the Company's Common Stock.

      In December 1997, the Company loaned Mr. Schulhof $100,000 in exchange for his promissory note (the "Schulhof Note"). The Schulhof Note is a demand note which bears interest at the rate of prime (as published in The Wall Street Journal) plus two percent. Principal and interest are due upon demand, but if not sooner demanded, then in December 2000.

      Effective as of January 1, 1998, the Company and Dr. Bellavia terminated his Employment Agreement and entered into a consulting agreement. The initial term of the agreement is three years. Dr. Bellavia will provide services relating to the design, schedule of installation and follow up on the effectiveness of all managerial systems used by the Company's affiliated orthodontic practices and the management of the consultants used by the Company to optimize and maintain the affiliate practices' programs. Dr. Bellavia is paid a monthly retainer fee of $10,000, and the Company expects to pay Dr.
Bellavia consulting fees in 1998 of approximately $120,000.

      The Company entered into a consulting agreement with Mr. Wexler which became effective on March 9, 1998 and provides that Mr. Wexler will serve as the Company's Chief Legal Officer. The initial term of the agreement is three years. Mr. Wexler is paid a monthly retainer fee of $7,350, and the Company has agreed to reimburse Mr. Wexler for certain bar association and professional liability expenses he incurs in connection with his services as Chief Legal Officer of the Company. The Company granted Mr. Wexler a non-qualified stock option under the Incentive Stock Plan to acquire 25,000 shares of the Company's Common Stock at an exercise price of $3.0625 per share. The Company has also agreed to indemnify Mr. Wexler against certain liabilities that may arise in connection with the services to be rendered under the agreement and to pay him in a lump sum the amount that he would be entitled to receive under the agreement in the event that his employment terminates within six months following a change in control of the Company.

      The Company has adopted a policy to the effect that transactions between it and its officers, directors, principal stockholders and the affiliates of the foregoing persons be on terms no less favorable to the Company than could reasonably be obtained in arms-length transactions with independent third parties, and that any such transactions also be approved by a majority of the Company's outside independent directors disinterested in the transaction.

Item 13     Exhibits, List and Reports on Form 8-K

(a)   Exhibits

 Exhibit No.                   Exhibit Description                   Reference

2.1           Asset Purchase Agreement dated as of August 31, 1996       A
              by and between Omega Orthodontics, Inc. and The
              Orthodontic Management Effectiveness Group of
              America, LLC

2.2           Form of Affiliation Agreement and Agreement and Plan       A
              of Merger by and among Omega Orthodontics, Inc., Robert R. Schmisseur, D.D.S. and Robert R.
              Schmisseur, D.D.S., M.S., P.C., as amended

2.3           Affiliation Agreement and Agreement and Plan of            A
              Merger by and among Omega Orthodontics, Inc.,
              Theodore G. Saydyk, Jr., D.D.S. and Theodore G.
              Saydyk, Jr., D.D.S., P.C., as amended

2.4           Form of Affiliation Agreement and Asset Purchase           A
              Agreement by and among Omega Orthodontics, Inc. and Scott E. Feldman, D.D.S.

2.5           Form of Affiliation Agreement and Stock Purchase           A
              Agreement by and between Omega Orthodontics, Inc.
              and Jeff S. Zapalac, D.D.S.

2.6           Form of Affiliation Agreement and Asset Purchase           A
              Agreement by and between Omega Orthodontics, Inc.
              and David T. Grove, D.M.D.

2.7           Affiliation Agreement and Agreement and Plan of            A
              Merger by and among Omega Orthodontics, Inc.,
              Michael G. Churosh, D.D.S. and Michael G. Churosh,
              D.D.S., M.S., LTD., as amended

2.8           Affiliation Agreement and Agreement and Plan of            A
              Merger by and among Omega Orthodontics, Inc., Clark
              E. Schneekluth, D.D.S. and Clark E. Schneekluth,
              D.D.S., P.C., as amended

2.9           Affiliation Agreement and Asset Purchase Agreement         B
              by and between Omega Orthodontics, Inc. and Leon J.
              Leonard, D.D.S.

2.10          Affiliation Agreement and Asset Purchase Agreement         B
              by and between Omega Orthodontics, Inc. and David
              Longworth, D.D.S.

2.11          Affiliation Agreement and Asset Purchase Agreement         B
              by and between Omega Orthodontics, Inc. and Rodney
              A. Gray, D.D.S.

2.12          Agreement for the Purchase and Sale of Assets by and       B
              between Sharon M. Crowder, D.D.S., Inc. and Omega
              Orthodontics of Reseda, Inc.

2.13          Affiliation Agreement and Agreement and Plan of            B
              Merger by and among Omega Orthodontics of Woodland
              Hills, Inc., Omega Orthodontics, Inc., Sharon M.
              Crowder, D.D.S., Scott E. Feldman, D.D.S. and Omega
              Orthodontics of Reseda, Inc.

2.14          Affiliation Agreement and Asset Purchase Agreement         B
              by and among Omega Orthodontics, Inc., Richard H.
              Villa, D.D.S. and Richard H. Villa, D.D.S., Inc.

2.15          Affiliation Agreement and Agreement and Plan of            B
              Merger by and among Omega Orthodontics of Woodland
              Hills, Inc., Omega Orthodontics, Inc., Azani Dental
              Services, Inc., Daniel Azani, D.D.S. and Daniel
              Azani, D.D.S., Inc.

2.15a         Amendment to Affiliation Agreement and Plan of             B
              Merger by and among Omega Orthodontics of Woodland
              Hills, Inc., Omega Orthodontics, Inc., Azani Dental
              Services, Inc., Daniel Azani, D.D.S. and Daniel
              Azani, D.D.S., Inc.

2.16          Affiliation Agreement and Asset Purchase Agreement         B
              by and among Omega Orthodontics, Inc., William W.
              Beazley, D.D.S. and William W. Beazley, D.D.S., Inc.

2.17          Affiliation Agreement and Asset Purchase Agreement       Filed
              by and between Omega Orthodontics, Inc. and Dennis      Herewith
              E. Holt, D.D.S., M.S.

2.18          Asset Purchase Agreement by and among Omega              Filed
              Orthodontics, Inc., Richard A. Levin, D.D.S. and        Herewith
              Richard A. Levin, D.D.S. Inc.

2.19          Affiliation Agreement and Stock Purchase Agreement       Filed
              by and among Omega Orthodontics, Inc., and John F.      Herewith
              Whitaker, D.D.S.

3.1           Certificate of Incorporation of Omega Orthodontics,        A
              Inc.

3.2           Certificate of Amendment of Certificate of                 A
              Incorporation of Omega Orthodontics, Inc. filed
              February 12, 1997

3.3           By-Laws of Omega Orthodontics, Inc., as amended            A

4.1           Specimen Certificate for Common Stock                      A

4.2           Warrant Agreement by and between Omega Orthodontics,       A
              Inc. and Continental Stock Transfer & Trust Company, including form of Warrant

4.3           Representative's Warrant Agreement by and between          A
              National Securities Corporation and Omega
              Orthodontics, Inc., including form of
              Representative's Warrant.

10.1          Form of Management Services Agreement by and among a       A
              professional corporation to be formed by Dr.
              Schmisseur, Omega Orthodontics of Champaign, Inc.
              and OMEGA Orthodontics, Inc.

10.2          Form of Management Services Agreement b and among a        A
              professional corporation to be formed by Dr. Saydyk, Omega Orthodontics of Colorado Springs, Inc. and
              OMEGA Orthodontics, Inc.

10.3          Form of Management Services Agreement by and among a       B
              professional corporation to be formed by Dr.
              Feldman, Omega Orthodontics of Woodland Hills, Inc.
              and OMEGA Orthodontics, Inc.

10.4          Form of Management Services Agreement by and among a       A
              professional corporation to be formed by Dr.
              Zapalac, Omega Orthodontics of Austin, Inc. and
              OMEGA Orthodontics, Inc.

10.5          Form of Management Services Agreement by and among a       A
              professional corporation to be formed by Dr. Grove, Omega Orthodontics of Elko, Inc. and OMEGA
              Orthodontics, Inc.

10.6          Form of Management Services Agreement by and among a       A
              professional corporation to be formed by Dr.
              Churosh, Omega Orthodontics of Goodyear, Inc. and
              OMEGA Orthodontics, Inc.

10.7          Form of Management Services Agreement by and among a       A
              professional corporation to be formed by Dr.
              Schneekluth, Omega Orthodontics of Huntington Beach,
              Inc. and OMEGA Orthodontics, Inc.

10.8          Form of Stock Put/Call Option and Successor                A
              Designation Agreement by and among a professional corporation to be formed by Dr. Schmisseur, Robert
              R. Schmisseur, D.D.S., Omega Orthodontics, Inc. and
              Omega Orthodontics of Champaign, Inc.

10.9          Form of Stock Put/Call Option and Successor                A
              Designation Agreement by and among a professional corporation to be formed by Dr. Saydyk, Theodore G.
              Saydyk, Jr., D.D.S., Omega Orthodontics, Inc. and
              Omega Orthodontics of Colorado Springs, Inc.

10.10         Form of Stock Put/Call Option and Successor                A
              Designation Agreement by and among a professional corporation to be formed by Dr. Feldman, Scott E.
              Feldman, D.D.S., Omega Orthodontics, Inc. and Omega
              Orthodontics of Woodland Hills, Inc.

10.11         Form of Stock Put/Call Option and Successor                A
              Designation Agreement by and among a professional corporation to be formed by Dr. Zapalac, Jeff S.
              Zapalac, D.D.S., Inc., Omega Orthodontics, Inc. and
              Omega Orthodontics of Austin, Inc.

10.12         Form of Stock Put/Call Option and Successor                A
              Designation Agreement by and among a professional corporation to be formed by Dr. Grove, David T.
              Grove, D.M.D., Omega Orthodontics, Inc. and Omega
              Orthodontics of Elko, Inc.

10.13         Form of Stock Put/Call Option and Successor                A
              Designation Agreement by and among a professional corporation to be formed by Dr. Churosh, Michael G.
              Churosh, D.D.S., Omega Orthodontics, Inc. and Omega
              Orthodontics of Goodyear, Inc.

10.14         Form of Stock Put/Call Option and Successor                A
              Designation Agreement by and among a professional corporation to be formed by Dr. Schneekluth, Clark
              E. Schneekluth, D.D.S., Omega Orthodontics, Inc. and
              Omega Orthodontics of Huntington Beach, Inc.

10.15         Form of Non-negotiable Promissory Note from Omega          A
              Orthodontics, Inc. payable to Robert R. Schmisseur

10.16         Form of Non-negotiable Promissory Note from Omega          A
              Orthodontics, Inc. payable to Theodore G. Saydyk, Jr.

10.17         Form of Non-negotiable Promissory Note from Omega          A
              Orthodontics, Inc. payable to Scott E. Feldman

10.18         Form of Non-negotiable Promissory Note from Omega          A
              Orthodontics, Inc. payable to David T. Grove

10.19         Form of Non-negotiable Promissory Note from Omega          A
              Orthodontics, Inc. payable to Clark E. Schneekluth

10.20         General Assignment and Assumption Agreement dated as       A
              of August 31, 1997 by and between The Orthodontic
              Management Effectiveness Group of America, LLC and
              Omega Orthodontics, Inc.

10.21*        Employment Agreement by and between Robert J.              A
              Schulhof and Omega Orthodontics, Inc.

10.22*        Employment Agreement by and between F.V. Elliott and       A
              Omega Orthodontics, Inc.

10.23*        Omega Orthodontics Incentive Stock Plan, as amended        A

10.24*        Subscription Agreement dated as of September 9, 1996       A
              and April 28, 1997 by and between Omega
              Orthodontics, Inc. and C. Joel Glovsky Rollover IRA

10.25*        Subscription Agreement dated as of September 25,           A
              1996 by and between Omega Orthodontics, Inc. and Dean C. Bellavia.

10.26*        Amended and Restated Consulting Agreement by and           A
              among Omega Orthodontics, Inc., The Mayflower Group,
              Ltd., and C. Joel Glovsky, as amended

10.27*        Amendment to the Amended and Restated Consulting           B
              Agreement by and among Omega Orthodontics, Inc., The Mayflower Group, Ltd., and C. Joel Glovsky as amended

10.28*        Agreement dated as of October 23, 1996 by and              A
              between Leonard, Mulherin & Greene, P.C. and Omega
              Orthodontics, Inc.

10.29*        Consulting Agreement by and between C. Joel Glovsky        A
              and Omega Orthodontics, Inc.

10.30*        Consulting Agreement by and between Leonard,               A
              Mulherin & Greene, P.C. and Omega Orthodontics, Inc.

10.31         Subscription Agreement dated as of April 28, 1997 by       A
              and between Omega Orthodontics, Inc. and David T.
              Grove

10.32         Management Services Agreement by and among Leon J.         B
              Leonard, D.M.D., P.C., Omega Orthodontics of
              Conyers, Inc. and Omega Orthodontics, Inc.

10.33         Stock Put/Call Option and Successor Designation            B
              Agreement by and among Leon J. Leonard, D.M.D.,
              P.C., Leon J. Leonard, D.D.S., Omega Orthodontics,
              Inc. and Omega Orthodontics of Conyers, Inc.

10.34         Non-negotiable Promissory Note from Omega                  B
              Orthodontics, Inc. payable to Leon Leonard

10.35         Management Services Agreement by and among David W.        B
              Longworth, P.C., Omega Orthodontics of Watertown,
              Inc. and Omega Orthodontics, Inc.

10.36         Stock Put/Call Option and Successor Designation            B
              Agreement by and among David W. Longworth, P.C.,
              David Longworth, D.D.S., Omega Orthodontics, Inc.
              and Omega Orthodontics of Watertown, Inc.

10.37         Non-negotiable Promissory Note from Omega                  B
              Orthodontics, Inc. payable to David W. Longworth
              Trust and Jacquelyn L. Longworth Trust

10.38         Management Services Agreement by and among Rodney A.       B
              Gray, D.D.S., M.S., Ltd., Omega Orthodontics of
              Reno, Inc. and Omega Orthodontics, Inc.

10.39         Stock Put/Call Option and Successor Designation            B
              Agreement by and among Rodney A. Gray, D.D.S., M.S.,
              Ltd., Rodney A. Gray, D.D.S., Omega Orthodontics,
              Inc. and Omega Orthodontics of Reno, Inc.

10.40         Non-negotiable Promissory Note from Omega                  B
              Orthodontics, Inc. payable to Rodney A. Gray

10.41         Management Services Agreement by and among Scott E.        B
              Feldman, D.D.S., M.S., Inc., Omega Orthodontics of
              Reseda, Inc. and Omega Orthodontics, Inc.

10.42         Management Services Agreement by and among Richard         B
              H. Villa, D.M.D., P.C., Omega Orthodontics of
              Virginia, Inc. and Omega Orthodontics, Inc.

10.43         Stock Put/Call Option and Successor Designation            B
              Agreement by and among Richard H. Villa, D.M.D.,
              P.C., Richard H. Villa, D.M.D., Omega Orthodontics,
              Inc. and Omega Orthodontics of Virginia, Inc.

10.44         Non-negotiable Promissory Note from Omega                  B
              Orthodontics, Inc. payable to Richard H. Villa,
              D.M.D.

10.45*        Consulting Agreement by and between Dean C. Bellavia       B
              and Omega Orthodontics, Inc.

10.46         Demand Note dated December 3, 1997 made by Robert J.       B
              Schulhof in favor of Omega Orthodontics, Inc.

10.47         Management Services Agreement by and among Daniel          B
              Azani, D.D.S., Inc., Azani Dental Services, Inc. and
              Omega Orthodontics, Inc.

10.47a        Amendment to Management Services Agreement by and          B
              among Daniel Azani, D.D.S., Inc., Azani Dental
              Services, Inc. and Omega Orthodontics, Inc.

10.48         Stock Put/Call Option and Successor Designation            B
              Agreement by and among Daniel Azani,  D.D.S.,  Inc.,
              Daniel Azani,  D.D.S.,  Azani Dental Services, Inc.
              and Omega Orthodontics, Inc.

10.48a        Amendment to Stock Put/Call Option and Successor           B
              Designation Agreement by and among Daniel Azani,
              D.D.S., Inc., Daniel Azani, D.D.S., Azani Dental
              Services, Inc. and Omega Orthodontics, Inc.

10.49*        Consulting Agreement by and between Peter I. Wexler        B
              and Omega Orthodontics, Inc.

10.50         Non-negotiable Promissory Note from Omega                  B
              Orthodontics, Inc. payable to Daniel Azani, D.D.S.

10.51         Form of Letter of Intent for Management Services by      Filed
              and between Omega Orthodontics, Inc. and Jack A.        Herewith
              Hill D.D.S., Inc.

10.52         Management Agreement by and among Omega                  Filed
              Orthodontics, Inc., Omega Orthodontics of Austin,       Herewith
              Inc., and Jack A. Hill D.D.S., Inc.

10.53         Management Services Agreement by and among Dennis E.     Filed
              Holt, P.C., Omega Orthodontics of Woodland Hills,       Herewith
              Inc. and Omega Orthodontics, Inc.

10.54         Stock Put/Call Option and Successor Designation          Filed
              Agreement by and among Dennis E. Holt, P.C., Dennis     Herewith
              E. Holt, DDS, M.S., Omega Orthodontics, Inc. and
              Omega Orthodontics of Woodland Hills, Inc.

10.55         Management Services Agreement by and among Clark E.      Filed
              Schneekluth, D.D.S. M.S., Inc., Omega Orthodontics      Herewith
              of Woodland Hills, Inc., and Omega Orthodontics, Inc.

10.56         Management Services Agreement by and among J.F.          Filed
              Whitaker, D.D.S. Inc., Omega Orthodontics of            Herewith
              Woodland Hills, Inc. and Omega Orthodontics, Inc.

10.57         Form of Stock Put/Call Option and Successor              Filed
              Designation Agreement by and among J.F. Whitaker,       Herewith
              D.D.S. Inc., John F. Whitaker, D.D.S., Omega
              Orthodontics, Inc., and Omega Orthodontics of
              Woodland Hills, Inc.

10.58         Stock Put/Call Option and Successor Designation          Filed
              Agreement by and among Clark E. Schneekluth, D.D.S.     Herewith
              M.S., Inc., Clark E. Schneekluth, D.D.S., Omega
              Orthodontics, Inc., and Omega Orthodontics of
              Woodland Hills, Inc.

10.59         Management Services Agreement by and among Rodney        Filed
              A. Gray, D.D.S., Omega Orthodontics of Reno, Inc.,      Herewith
              and Omega Orthodontics, Inc.

10.60         Form of Non-negotiable Promissory Note from Omega        Filed
              Orrthodontics, Inc. payable to Dr. John F. Whitaker     Herewith

11            Computation of Pro Forma Earnings Per Share              Filed
                                                                      Herewith

21.1          List of Subsidiaries of Omega Orthodontics, Inc.         Filed
                                                                      Herewith

27.1          Financial Data Schedule                                  Filed
                                                                      Herewith

____________________
A Incorporated by reference to the Company's registration statement on Form SB-2, as amended (Registration No. 333-27179).

B Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 1997 on Form 10-KSB.

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



                            OMEGA ORTHODONTICS, INC.


                            By:  /s/ Robert J. Schulhof
                                 Robert J. Schulhof, Chief Executive Officer


      In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                    Title                      Date

                            Director, President and        March 30, 1999
                            Chief Executive Officer
/s/ Robert J. Schulhof      (Principal Executive Officer)
    Robert J. Schulhof

                            Chief Financial Officer        March 30, 1999
/s/ Edward M. Mulherin      (Principal Financial and
    Edward M. Mulherin       Accounting Officer)


                                     Director              March 30, 1999
/s/ Dean C. Bellavia
    Dean C. Bellavia


                                     Director              March 30, 1999
/s/ John C. Clarke, Jr.
    John C. Clarke, Jr.


                                     Director              March 30, 1999
/s/ Floyd V. Elliott
    Floyd V. Elliott


                                     Director              March 30, 1999
/s/ C. Joel Glovsky
    C. Joel Glovsky


                                     Director              March 30, 1999
/s/ David T. Grove
    David T. Grove

                                 EXHIBIT INDEX

Exhibit No.                   Exhibit Description                    Reference

2.1           Asset Purchase Agreement dated as of August 31, 1996       A
              by and between Omega Orthodontics, Inc. and The
              Orthodontic Management Effectiveness Group of
              America, LLC

2.2           Form of Affiliation Agreement and Agreement and Plan       A
              of Merger by and among Omega Orthodontics, Inc., Robert R. Schmisseur, D.D.S. and Robert R.
              Schmisseur, D.D.S., M.S., P.C., as amended

2.3           Affiliation Agreement and Agreement and Plan of            A
              Merger by and among Omega Orthodontics, Inc.,
              Theodore G. Saydyk, Jr., D.D.S. and Theodore G.
              Saydyk, Jr., D.D.S., P.C., as amended

2.4           Form of Affiliation Agreement and Asset Purchase           A
              Agreement by and among Omega Orthodontics, Inc. and Scott E. Feldman, D.D.S.

2.5           Form of Affiliation Agreement and Stock Purchase           A
              Agreement by and between Omega Orthodontics, Inc.
              and Jeff S. Zapalac, D.D.S.

2.6           Form of Affiliation Agreement and Asset Purchase           A
              Agreement by and between Omega Orthodontics, Inc.
              and David T. Grove, D.M.D.

2.7           Affiliation Agreement and Agreement and Plan of            A
              Merger by and among Omega Orthodontics, Inc.,
              Michael G. Churosh, D.D.S. and Michael G. Churosh,
              D.D.S., M.S., LTD., as amended

2.8           Affiliation Agreement and Agreement and Plan of            A
              Merger by and among Omega Orthodontics, Inc., Clark
              E. Schneekluth, D.D.S. and Clark E. Schneekluth,
              D.D.S., P.C., as amended

2.9           Affiliation Agreement and Asset Purchase Agreement         B
              by and between Omega Orthodontics, Inc. and Leon J.
              Leonard, D.D.S.

2.10          Affiliation Agreement and Asset Purchase Agreement         B
              by and between Omega Orthodontics, Inc. and David
              Longworth, D.D.S.

2.11          Affiliation Agreement and Asset Purchase Agreement         B
              by and between Omega Orthodontics, Inc. and Rodney
              A. Gray, D.D.S.

2.12          Agreement for the Purchase and Sale of Assets by and       B
              between Sharon M. Crowder, D.D.S., Inc. and Omega
              Orthodontics of Reseda, Inc.

2.13          Affiliation Agreement and Agreement and Plan of            B
              Merger by and among Omega Orthodontics of Woodland
              Hills, Inc., Omega Orthodontics, Inc., Sharon M.
              Crowder, D.D.S., Scott E. Feldman, D.D.S. and Omega
              Orthodontics of Reseda, Inc.

2.14          Affiliation Agreement and Asset Purchase Agreement         B
              by and among Omega Orthodontics, Inc., Richard H.
              Villa, D.D.S. and Richard H. Villa, D.D.S., Inc.

2.15          Affiliation Agreement and Agreement and Plan of            B
              Merger by and among Omega Orthodontics of Woodland
              Hills, Inc., Omega Orthodontics, Inc., Azani Dental
              Services, Inc., Daniel Azani, D.D.S. and Daniel
              Azani, D.D.S., Inc.

2.15a         Amendment to Affiliation Agreement and Plan of             B
              Merger by and among Omega Orthodontics of Woodland
              Hills, Inc., Omega Orthodontics, Inc., Azani Dental
              Services, Inc., Daniel Azani, D.D.S. and Daniel
              Azani, D.D.S., Inc.

2.16          Affiliation Agreement and Asset Purchase Agreement         B
              by and among Omega Orthodontics, Inc., William W.
              Beazley, D.D.S. and William W. Beazley, D.D.S., Inc.

2.17          Affiliation Agreement and Asset Purchase Agreement       Filed
              by and between Omega Orthodontics, Inc. and Dennis      Herewith
              E. Holt, D.D.S., M.S.

2.18          Asset Purchase Agreement by and among Omega              Filed
              Orthodontics, Inc., Richard A. Levin, D.D.S. and        Herewith
              Richard A. Levin, D.D.S. Inc.

2.19          Affiliation Agreement and Stock Purchase Agreement       Filed
              by and among Omega Orthodontics, Inc., and John F.      Herewith
              Whitaker, D.D.S.

3.1           Certificate of Incorporation of Omega Orthodontics,        A
              Inc.

3.2           Certificate of Amendment of Certificate of                 A
              Incorporation of Omega Orthodontics, Inc. filed
              February 12, 1997

3.3           By-Laws of Omega Orthodontics, Inc., as amended            A

4.1           Specimen Certificate for Common Stock                      A

4.2           Warrant Agreement by and between Omega Orthodontics,       A
              Inc. and Continental Stock Transfer & Trust Company, including form of Warrant

4.3           Representative's Warrant Agreement by and between          A
              National Securities Corporation and Omega
              Orthodontics, Inc., including form of
              Representative's Warrant.

10.1          Form of Management Services Agreement by and among a       A
              professional corporation to be formed by Dr.
              Schmisseur, Omega Orthodontics of Champaign, Inc.
              and OMEGA Orthodontics, Inc.

10.2          Form of Management Services Agreement b and among a        A
              professional corporation to be formed by Dr. Saydyk, Omega Orthodontics of Colorado Springs, Inc. and
              OMEGA Orthodontics, Inc.

10.3          Form of Management Services Agreement by and among a       B
              professional corporation to be formed by Dr.
              Feldman, Omega Orthodontics of Woodland Hills, Inc.
              and OMEGA Orthodontics, Inc.

10.4          Form of Management Services Agreement by and among a       A
              professional corporation to be formed by Dr.
              Zapalac, Omega Orthodontics of Austin, Inc. and
              OMEGA Orthodontics, Inc.

10.5          Form of Management Services Agreement by and among a       A
              professional corporation to be formed by Dr. Grove, Omega Orthodontics of Elko, Inc. and OMEGA
              Orthodontics, Inc.

10.6          Form of Management Services Agreement by and among a       A
              professional corporation to be formed by Dr.
              Churosh, Omega Orthodontics of Goodyear, Inc. and
              OMEGA Orthodontics, Inc.

10.7          Form of Management Services Agreement by and among a       A
              professional corporation to be formed by Dr.
              Schneekluth, Omega Orthodontics of Huntington Beach,
              Inc. and OMEGA Orthodontics, Inc.

10.8          Form of Stock Put/Call Option and Successor                A
              Designation Agreement by and among a professional corporation to be formed by Dr. Schmisseur, Robert
              R. Schmisseur, D.D.S., Omega Orthodontics, Inc. and
              Omega Orthodontics of Champaign, Inc.

10.9          Form of Stock Put/Call Option and Successor                A
              Designation Agreement by and among a professional corporation to be formed by Dr. Saydyk, Theodore G.
              Saydyk, Jr., D.D.S., Omega Orthodontics, Inc. and
              Omega Orthodontics of Colorado Springs, Inc.

10.10         Form of Stock Put/Call Option and Successor                A
              Designation Agreement by and among a professional corporation to be formed by Dr. Feldman, Scott E.
              Feldman, D.D.S., Omega Orthodontics, Inc. and Omega
              Orthodontics of Woodland Hills, Inc.

10.11         Form of Stock Put/Call Option and Successor                A
              Designation Agreement by and among a professional corporation to be formed by Dr. Zapalac, Jeff S.
              Zapalac, D.D.S., Inc., Omega Orthodontics, Inc. and
              Omega Orthodontics of Austin, Inc.

10.12         Form of Stock Put/Call Option and Successor                A
              Designation Agreement by and among a professional corporation to be formed by Dr. Grove, David T.
              Grove, D.M.D., Omega Orthodontics, Inc. and Omega
              Orthodontics of Elko, Inc.

10.13         Form of Stock Put/Call Option and Successor                A
              Designation Agreement by and among a professional corporation to be formed by Dr. Churosh, Michael G.
              Churosh, D.D.S., Omega Orthodontics, Inc. and Omega
              Orthodontics of Goodyear, Inc.

10.14         Form of Stock Put/Call Option and Successor                A
              Designation Agreement by and among a professional corporation to be formed by Dr. Schneekluth, Clark
              E. Schneekluth, D.D.S., Omega Orthodontics, Inc. and
              Omega Orthodontics of Huntington Beach, Inc.

10.15         Form of Non-negotiable Promissory Note from Omega          A
              Orthodontics, Inc. payable to Robert R. Schmisseur

10.16         Form of Non-negotiable Promissory Note from Omega          A
              Orthodontics, Inc. payable to Theodore G. Saydyk, Jr.

10.17         Form of Non-negotiable Promissory Note from Omega          A
              Orthodontics, Inc. payable to Scott E. Feldman

10.18         Form of Non-negotiable Promissory Note from Omega          A
              Orthodontics, Inc. payable to David T. Grove

10.19         Form of Non-negotiable Promissory Note from Omega          A
              Orthodontics, Inc. payable to Clark E. Schneekluth

10.20         General Assignment and Assumption Agreement dated as       A
              of August 31, 1997 by and between The Orthodontic
              Management Effectiveness Group of America, LLC and
              Omega Orthodontics, Inc.

10.21*        Employment Agreement by and between Robert J.              A
              Schulhof and Omega Orthodontics, Inc.

10.22*        Employment Agreement by and between F.V. Elliott and       A
              Omega Orthodontics, Inc.

10.23*        Omega Orthodontics Incentive Stock Plan, as amended        A

10.24*        Subscription Agreement dated as of September 9, 1996       A
              and April 28, 1997 by and between Omega
              Orthodontics, Inc. and C. Joel Glovsky Rollover IRA

10.25*        Subscription Agreement dated as of September 25,           A
              1996 by and between Omega Orthodontics, Inc. and Dean C. Bellavia.

10.26*        Amended and Restated Consulting Agreement by and           A
              among Omega Orthodontics, Inc., The Mayflower Group,
              Ltd., and C. Joel Glovsky, as amended

10.27*        Amendment to the Amended and Restated Consulting           B
              Agreement by and among Omega Orthodontics, Inc., The Mayflower Group, Ltd., and C. Joel Glovsky as amended

10.28*        Agreement dated as of October 23, 1996 by and              A
              between Leonard, Mulherin & Greene, P.C. and Omega
              Orthodontics, Inc.

10.29*        Consulting Agreement by and between C. Joel Glovsky        A
              and Omega Orthodontics, Inc.

10.30*        Consulting Agreement by and between Leonard,               A
              Mulherin & Greene, P.C. and Omega Orthodontics, Inc.

10.31         Subscription Agreement dated as of April 28, 1997 by       A
              and between Omega Orthodontics, Inc. and David T.
              Grove

10.32         Management Services Agreement by and among Leon J.         B
              Leonard, D.M.D., P.C., Omega Orthodontics of
              Conyers, Inc. and Omega Orthodontics, Inc.

10.33         Stock Put/Call Option and Successor Designation            B
              Agreement by and among Leon J. Leonard, D.M.D.,
              P.C., Leon J. Leonard, D.D.S., Omega Orthodontics,
              Inc. and Omega Orthodontics of Conyers, Inc.

10.34         Non-negotiable Promissory Note from Omega                  B
              Orthodontics, Inc. payable to Leon Leonard

10.35         Management Services Agreement by and among David W.        B
              Longworth, P.C., Omega Orthodontics of Watertown,
              Inc. and Omega Orthodontics, Inc.

10.36         Stock Put/Call Option and Successor Designation            B
              Agreement by and among David W. Longworth, P.C.,
              David Longworth, D.D.S., Omega Orthodontics, Inc.
              and Omega Orthodontics of Watertown, Inc.

10.37         Non-negotiable Promissory Note from Omega                  B
              Orthodontics, Inc. payable to David W. Longworth
              Trust and Jacquelyn L. Longworth Trust

10.38         Management Services Agreement by and among Rodney A.       B
              Gray, D.D.S., M.S., Ltd., Omega Orthodontics of
              Reno, Inc. and Omega Orthodontics, Inc.

10.39         Stock Put/Call Option and Successor Designation            B
              Agreement by and among Rodney A. Gray, D.D.S., M.S.,
              Ltd., Rodney A. Gray, D.D.S., Omega Orthodontics,
              Inc. and Omega Orthodontics of Reno, Inc.

10.40         Non-negotiable Promissory Note from Omega                  B
              Orthodontics, Inc. payable to Rodney A. Gray

10.41         Management Services Agreement by and among Scott E.        B
              Feldman, D.D.S., M.S., Inc., Omega Orthodontics of
              Reseda, Inc. and Omega Orthodontics, Inc.

10.42         Management Services Agreement by and among Richard         B
              H. Villa, D.M.D., P.C., Omega Orthodontics of
              Virginia, Inc. and Omega Orthodontics, Inc.

10.43         Stock Put/Call Option and Successor Designation            B
              Agreement by and among Richard H. Villa, D.M.D.,
              P.C., Richard H. Villa, D.M.D., Omega Orthodontics,
              Inc. and Omega Orthodontics of Virginia, Inc.

10.44         Non-negotiable Promissory Note from Omega                  B
              Orthodontics, Inc. payable to Richard H. Villa,
              D.M.D.

10.45*        Consulting Agreement by and between Dean C. Bellavia       B
              and Omega Orthodontics, Inc.

10.46         Demand Note dated December 3, 1997 made by Robert J.       B
              Schulhof in favor of Omega Orthodontics, Inc.

10.47         Management Services Agreement by and among Daniel          B
              Azani, D.D.S., Inc., Azani Dental Services, Inc. and
              Omega Orthodontics, Inc.

10.47a        Amendment to Management Services Agreement by and          B
              among Daniel Azani, D.D.S., Inc., Azani Dental
              Services, Inc. and Omega Orthodontics, Inc.

10.48         Stock Put/Call Option and Successor Designation            B
              Agreement by and among Daniel Azani,  D.D.S.,  Inc.,
              Daniel Azani,  D.D.S.,  Azani Dental Services, Inc.
              and Omega Orthodontics, Inc.

10.48a        Amendment to Stock Put/Call Option and Successor           B
              Designation Agreement by and among Daniel Azani,
              D.D.S., Inc., Daniel Azani, D.D.S., Azani Dental
              Services, Inc. and Omega Orthodontics, Inc.

10.49*        Consulting Agreement by and between Peter I. Wexler        B
              and Omega Orthodontics, Inc.

10.50         Non-negotiable Promissory Note from Omega                  B
              Orthodontics, Inc. payable to Daniel Azani, D.D.S.

10.51         Form of Letter of Intent for Management Services by      Filed
              and between Omega Orthodontics, Inc. and Jack A.        Herewith
              Hill D.D.S., Inc.

10.52         Management Agreement by and among Omega                  Filed
              Orthodontics, Inc., Omega Orthodontics of Austin,       Herewith
              Inc., and Jack A. Hill D.D.S., Inc.

10.53         Management Services Agreement by and among Dennis E.     Filed
              Holt, P.C., Omega Orthodontics of Woodland Hills,       Herewith
              Inc. and Omega Orthodontics, Inc.

10.54         Stock Put/Call Option and Successor Designation          Filed
              Agreement by and among Dennis E. Holt, P.C., Dennis     Herewith
              E. Holt, DDS, M.S., Omega Orthodontics, Inc. and
              Omega Orthodontics of Woodland Hills, Inc.

10.55         Management Services Agreement by and among Clark E.      Filed
              Schneekluth, D.D.S. M.S., Inc., Omega Orthodontics      Herewith
              of Woodland Hills, Inc., and Omega Orthodontics, Inc.

10.56         Management Services Agreement by and among J.F.          Filed
              Whitaker, D.D.S. Inc., Omega Orthodontics of            Herewith
              Woodland Hills, Inc. and Omega Orthodontics, Inc.

10.57         Form of Stock Put/Call Option and Successor              Filed
              Designation Agreement by and among J.F. Whitaker,       Herewith
              D.D.S. Inc., John F. Whitaker, D.D.S., Omega
              Orthodontics, Inc., and Omega Orthodontics of
              Woodland Hills, Inc.

10.58         Stock Put/Call Option and Successor Designation          Filed
              Agreement by and among Clark E. Schneekluth, D.D.S.     Herewith
              M.S., Inc., Clark E. Schneekluth, D.D.S., Omega
              Orthodontics, Inc., and Omega Orthodontics of
              Woodland Hills, Inc.

10.59         Management Services Agreement by and among Rodney        Filed
              A. Gray, D.D.S., Omega Orthodontics of Reno, Inc.,      Herewith
              and Omega Orthodontics, Inc.

10.60         Form of Non-negotiable Promissory Note from Omega        Filed
              Orrthodontics, Inc. payable to Dr. John F. Whitaker     Herewith

11            Computation of Pro Forma Earnings Per Share              Filed
                                                                      Herewith

21.1          List of Subsidiaries of Omega Orthodontics, Inc.         Filed
                                                                      Herewith

27.1          Financial Data Schedule                                  Filed
                                                                      Herewith

____________________
A Incorporated by reference to the Company's registration statement on Form SB-2, as amended (Registration No. 333-27179).

B Incorporated by reference to the Company's Annual Report for the fiscal year ended December 31, 1997 on Form 10-KSB.

*     Management contract or compensatory plan or arrangement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.