Form 10QSB
period 1999-03-31
OMEGA ORTHODONTICS INC
filed 1999-05-17
CIK 1032628

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     - - - - - - - - - - - - - - - - - -

                                   FORM 10-QSB
(MARK ONE)

   [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

As of May 11, 1998, there were 5,052,584 shares of Common Stock outstanding and 2,070,000 Redeemable Common Stock Purchase Warrants outstanding.

                            OMEGA ORTHODONTICS, INC.
                            FORM 10-QSB REPORT INDEX


Part I - Financial Information

      Item 1 - Financial Statements

            Condensed Consolidated Balance Sheets March 31, 1999 and December 31, 1998 (Unaudited)

            Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and March 31, 1998 (Unaudited)

            Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and March 31, 1998 (Unaudited)

            Notes to Condensed Consolidated Financial Statements

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

      Item 1 - Legal Proceedings

      Item 2 - Changes in Securities and Use of Proceeds

      Item 3 - Defaults upon Senior Securities

      Item 4 - Submission of Matters to a Vote of Security Holders

      Item 5 - Other Information

      Item 6 - Exhibits and Reports on Form 8-K

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            OMEGA ORTHODONTICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                        March 31,   December 31,
                                                          1999         1998
                                                          ----         ----

ASSETS
Current assets:
   Cash and cash equivalents                         $    797,933  $    982,157
   Receivable from affiliated practices                 2,515,975     2,485,991
   Notes receivable from affiliated practice               73,180        74,824
   Notes and interest receivable from related parties     131,358       129,259
   Prepaid expenses and other current assets               42,541       109,464
                                                           ------       -------
      Total current assets                              3,560,987     3,781,695

Property and equipment, at cost, net                      984,390       908,484
Intangible assets, net                                  9,766,140     9,721,133
Other assets                                               36,673        42,985

      Total assets                                   $ 14,348,190  $ 14,454,297
                                                     ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                 $    367,513  $    366,585
   Demand line of credit                                  149,772       149,772
   Accounts payable                                       190,903       158,537
   Accrued expenses                                       259,249       229,602
   Patient prepayments                                  2,052,652     1,813,433
                                                        ---------     ---------
      Total current liabilities                         3,020,089     2,717,929

Long-term debt, less current  portion                     969,877     1,055,206
                                                          -------     ---------

      Total liabilities                                 3,989,966     3,773,135
                                                        ---------     ---------

Stockholders' equity:
Common stock, $.01 par value 9,500,000 shares
   authorized - 5,052,584 shares issued and
   outstanding                                             50,526        50,526
Additional paid-in capital                             15,031,372    15,031,372
Accumulated deficit                                   ( 4,723,674)  ( 4,400,736)
                                                       ----------    ----------
      Total stockholders' equity                       10,358,224    10,681,162
                                                       ----------    ----------

   Total liabilities and stockholders' equity        $ 14,348,190  $ 14,454,297
                                                     ============  ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OMEGA ORTHODONTICS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                             March 31
                                                        ------------------

                                                        1999          1998

Revenues:
   Service fees                                    $  1,935,257    $ 1,619,441
   Consulting fees                                        6,777         17,866
                                                          -----         ------
      Total revenues                                  1,942,034      1,637,307
                                                      ---------      ---------

Costs and expenses:
   Employee costs                                     1,049,156        779,758
   General and administrative                           738,408        532,406
   Other direct costs                                   324,570        249,031
   Depreciation and amortization                        131,895         97,167
                                                        -------         ------
      Total costs and expenses                        2,244,029      1,658,362
                                                      ---------      ---------

Loss from operations                              (     301,995)   (    21,055)

Interest expense                                  (      36,196)   (    19,967)
Interest income                                          15,253         49,998
                                                         ------         ------

      Net (loss) income                           ($    322,938)   $     8,976


Basic and diluted net (loss) income per share     ($       0.06)   $      0.00
                                                   ============    ===========

Basic weighted average number of common
   shares outstanding                                 5,052,584      4,755,287
                                                      =========      =========

Diluted weighted average number of common
   shares outstanding                                 5,052,584      4,762,038
                                                      =========      =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            OMEGA ORTHODONTICS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                  March 31, 1999       1998
                                                  -------------------------

Net cash used in operating activities             $    17,031      ($   458,800)
                                                  -----------       -----------

Cash flows from investing activities:
      Purchases of property and equipment        (    122,711)     (     75,095)
      Decreases in other assets                         6,312            32,457
      Acquisition of management services
            agreements and related assets                  -       (  1,778,353)
      Increase in notes receivable               (        455)               -
                                                  -----------       -----------

Net cash used in investing activities            (    116,854)     (  1,820,991)
                                                  -----------       -----------

Cash flows from financing activities:
    Repayment of borrowings                      (     84,401)     (     35,763)
                                                  -----------       -----------

Net decrease in cash and cash equivalents        (    184,224)     (  2,315,554)
Cash and cash equivalents, beginning of period        982,157         5,421,721
                                                  -----------       -----------
Cash and cash equivalents, end of period          $   797,933       $ 3,106,167
                                                  ===========       ===========

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest    $    36,196       $    23,142
                                                  ===========       ===========

Supplemental disclosure of cash flows related to
 affiliations:
    Fair value of assets acquired, excluding cash                   $ 3,534,488
    Issuance of common stock                                       (    923,220)
    Issuance of notes payable                                      (    553,100)
    Cash paid                                                      (  1,778,353)
                                                                    -----------

Liabilities assumed                                                 $   279,815
                                                                    ===========

Supplemental disclosure of non cash items from
 investing activities:
   Issuance of debt in connection with affiliations                     553,100
                                                                    ===========

   Transfer of note receivable in connection with
     affiliation                                                    $    50,000
                                                                    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. BASIS OF PRESENTATION

   The condensed consolidated balance sheet at March 31, 1999, the condensed consolidated statements of operations for the three months ended March 31, 1999 and March 31, 1998 and the condensed consolidated statements of cash flows for the three months ended March 31, 1999 and March 31, 1998 of Omega Orthodontics, Inc. and its subsidiaries ("Omega" or "the Company") are unaudited, but, in the opinion of management, include all adjustments
   (consisting of normal recurring adjustments) necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

   Income (Loss) Per Share

   Basic loss per share was determined by dividing net loss by the weighted average common shares outstanding during the period. A reconciliation of basic and diluted shares is as follows:

                                               3 months ended March 31
                                               1999                1998
                                               ----                ----

   Weighted average shares outstanding       5,052,584           4,755,287
   Dilutive stock options  pursuant to
   the treasury stock method                    --                   6,751
                                             ---------           ---------
   Diluted shares outstanding                5,052,084           4,762,038

   Diluted shares outstanding does not include options and warrants to purchase 2,423,333 shares and 2,303,333 shares for the three months ended March 31, 1999 and 1998 respectively, as their effect would be antidilutive.

   Intangible Assets

   The value assigned to the Management Services Agreements with the acquisition of the assets and liabilities of the management services organizations (MSO) and concurrent Management Services Agreements with the Affiliated Practices has been accounted for by the Company in accordance with the Emerging Issues Task Force ("EITF") Issue 97-2. Substantially all of the intangible assets on the Company's condensed consolidated balance sheet as of March 31, 1999 are related to the affiliations with the Affiliated Practices. The Company evaluates each affiliation and establishes an appropriate amortization period based on the underlying facts and circumstances. Currently, the Company uses an amortization period ranging from 25 to 40 years, consistent with the extended terms of the Management Services Agreements. For all new affiliations subsequent to the IPO, the Company uses a 25-year amortization period. Subsequent to each affiliation, the Company reevaluates such facts and circumstances to determine if the related intangible assets continue to be realizable and if the amortization period continues to be appropriate.

   Amortization expense was approximately $85,100 for the three months ended March 31, 1999. Affiliations with additional Affiliated Practices will result in the recognition of additional intangible assets and will cause amortization expense to increase further. Although the net unamortized balance of intangible assets on the Company's condensed consolidated balance sheet as of March 31, 1999 was not considered to be impaired, any future determination that a significant impairment has occurred would require the write-off of the impaired portion of unamortized intangible assets, which would have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THE FOLLOWING CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS REGARDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS INCLUDING PLANS AND OBJECTIVES RELATING TO THE DEVELOPMENT OF THE AFFILIATED PRACTICES. THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE NUMEROUS RISKS AND UNCERTAINTIES. THE COMPANY'S PLANS AND OBJECTIVES ARE BASED ON A SUCCESSFUL EXECUTION OF THE COMPANY'S BUSINESS STRATEGY AND ASSUMPTIONS THAT THE AFFILIATED PRACTICES WILL BE PROFITABLE, THAT THE ORTHODONTIC INDUSTRY WILL NOT CHANGE MATERIALLY OR ADVERSELY, AND THAT THERE WILL BE NO UNANTICIPATED MATERIAL ADVERSE CHANGE IN THE COMPANY'S OPERATIONS OR BUSINESS. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND
   THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT ITS ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THE FOLLOWING WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES APPEARING ELSEWHERE IN THIS REPORT AND THE COMPANY'S PRIOR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

   The Company provides management and marketing services primarily to Orthodontic and other specialty dental practices in the United States. Since inception in August 1996, the Company has provided these services on a fee for services basis. Following its initial public offering on October 1, 1997, the Company has typically offered its services under an affiliate relationship with each practice. Under this arrangement, the Company purchases the equity interest in a management services organization ("MSO") that holds certain assets of and is associated with an affiliate of the Company ("Affiliated Practices" or "Orthodontic Affiliate(s)") and enters into a long-term management services agreement ("Management Services Agreement") with the Orthodontic Affiliate.

   As of March 31, 1999, the Company had 15 operating Orthodontic Affiliates, consisting of 18 doctors in 10 states. Of the 15 Orthodontic Affiliates, one is based on an interim management agreement with the practice under terms similar to the Company's standard Affiliation Agreements.

Recent Developments

   On March 15,  1999,  the  Company  executed a certain  Agreement  and Plan of
   Merger among Pentegra Dental Group, Inc., a Delaware corporation ("Pentegra"), Omega Acquisition Corporation, a Delaware corporation, certain substantial stockholders of the Company and the Company (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, each share of the common stock of the Company ("Company Common Stock") shall be converted into the right to receive such number of shares of issued, fully paid and nonassessable common stock of Pentegra which is equal to 1.8 million divided by the number of issued and outstanding shares of Company Common Stock. Management believes that the Merger will significantly enhance shareholder value by enabling the combined assets of Pentegra and the Company to produce a higher return on capital than the Company could achieve on a stand alone basis. The Company believes that the Merger will enable the combined company to be an effective competitor in an industry that is becoming more and more competitive.

   The Merger is subject to shareholder approval of both Pentegra and the Company as well as other customary conditions. The companies expect to provide details of the Merger to their shareholders prior to seeking their approval at a special meeting of the shareholders called for such purpose.

General

   The Company was incorporated in Delaware in August 1996. Following its initial public offering ("IPO") on October 6, 1997, the Company began to offer its services primarily under an "affiliate" relationship whereby it purchases, pursuant to an affiliation agreement ("Affiliation Agreement"), the equity interests of the management services organization ("MSO") that holds certain assets of and is associated with an orthodontic or other dental specialty practice ("Affiliated Practice") and enters into a long term management services agreement ("Management Services Agreement") with the
   Affiliated Practice of the participating orthodontist or other dental specialist ("Affiliated Practitioner"). Pursuant to the Management Services Agreement, the Company receives a monthly management fee for providing all of the Affiliated Practice's practice needs, including facilities, support staff and supplies, as well as a program of systems, methods and procedures designed to enhance the growth, efficiency and profitability of the Affiliated Practice.

   Pursuant to the Affiliation Agreement, the Affiliated Practitioner typically converts his existing professional corporation into a general corporation that will function as the MSO and creates a new professional corporation (the Affiliated Practice) through which the Affiliated Practitioner will continue to provide orthodontic or other dental specialty care. The MSO retains certain assets and liabilities which typically include the lease for the Affiliated Practice's office space, clinical supplies and equipment and office furniture, supplies and equipment. The Affiliated Practice retains certain other assets and liabilities (if any) which typically include all cash and cash equivalents, property, automobiles, patient records, related patient information and notes payable unrelated to assets purchased. The Company generally acquires all of the equity interest of the MSO from the Affiliated Practitioner, the purchase price for which is determined through an assessment of immediate and anticipated future return on investment. The MSO typically is acquired for a combination of cash, five year promissory notes and unregistered Common Stock or stock options. As of March 31, 1999, the Company had completed 17 affiliations, three of which merged with existing Affiliated Practices, with an average MSO purchase price of approximately $567,000, of which the cash portion was approximately $292,000.

   The Management Services Agreement provides that the Affiliated Practice will utilize the leased facility and the Company's services for a period of 20 years, with two ten year extensions. While each Management Services Agreement is negotiated based on specific circumstances, the management fees charged typically range between 65% to 75% of the Affiliated Practice's gross income, which is expected to be sufficient to pay all of the MSO's expenses and provide a return on the Company's investment. If the Affiliated Practice's expenses payable by the MSO are less than an agreed target amount of expenses, the difference between the target amount and the actual expenses will typically be shared equally by the MSO and the Affiliated Practice. Upon the retirement, disability or death of the Affiliated Practitioner, the Company will identify a replacement Affiliated Practitioner to purchase the Affiliated Practice and assume the Management Services Agreement.

Results of Operations

   For the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

   Revenues

   Net revenues increased approximately $305,000 to approximately $1,942,000 for the three months ended March, 1999, compared to revenues of approximately $1,637,000 for the three months ended March, 1998. This growth was attributable to a full quarter of operations for the 12 practices affiliated with during the three months ended March 31, 1998 and the addition of 4 affiliations, one of which merged with an existing Affiliated Practice, in 1998 subsequent to March 31, 1998.

   Costs and Expenses

   Costs and expenses increased approximately $586,000 for the three months ended March 31, 1999. The increase in costs and expenses for the three months ended March 31, 1999 was attributable to a full quarter of operation for the 12 practices affiliated with during the three months ended March 31, 1998 and the addition of 4 affiliations, one of which merged with an Affiliated Practice, in 1998 subsequent to March 31, 1998.

   The Company's costs and expenses include:

      Employee Costs. Includes all salaries, payroll taxes and fringe benefits of the dental assistants, office staff and corporate office personnel and increased approximately $269,000 to approximately $1,049,000 for the three months ended March 31, 1999 from approximately $780,000 for the three months ended March 31, 1998.

      Other Direct Costs. Includes dental and office supplies, laboratory costs, facilities and equipment for the Affiliated Practices and corporate office and increased approximately $76,000 to approximately $325,000 for the three months ended March 31, 1999 from approximately $249,000 for the three months ended March 31, 1998.

      General Administrative. Includes all other operating expenses, including advertising, repairs and maintenance, computer support, telephone, utilities, taxes and licenses for the Affiliated Practices and corporate office, as well as the cost of consultants, professional fees and travel related to providing support to the Affiliated Practices and corporate office and increased approximately $206,000 to approximately $738,000 for the three months ended March 31, 1999 from approximately $532,000 for the three months ended March 31, 1998.

      Depreciation and Amortization. Includes depreciation of equipment and leasehold improvements of the Affiliated Practices and amortization of intangible assets related to the Omega Management Services Agreements and increased approximately $35,000 to approximately $132,000 for the three months ended March 31, 1999 from approximately $97,000 for the three months ended March 31, 1998.

   Interest Expense

   Interest expense of approximately $36,000 for the three months ended March 31, 1999 and $20,000 for the three months ended March 31, 1998, reflects the cost of borrowings under notes payable to Affiliated Practices issued as part of the purchase price for affiliating with those practices.

   Interest Income

   Interest income was approximately $15,000 for the three months ended March 31, 1999 and $50,000 for the three months ended March 31, 1998, and reflects interest earned on the Company's net proceeds from the IPO and notes from related parties. The Company's cash position decreased from 1999 to 1998, thereby decreasing interest income.

   Net Loss

   As a result of the foregoing factors, Omega generated a net loss of approximately $323,000 or $0.06 per share, for the three months ended March 31,1999 compared to a net income of approximately $9,000, or $0.00 per share, for the three months ended March 31, 1998. The Company has experienced operating losses, negative cash flows, a deficit in working capital and an accumulated deficit since its inception. The Company's accumulated deficit from inception (August 30, 1996) to October 1, 1997 (the Company's IPO) was approximately $3.9 million. The Company reported a significant loss from operations for the year ended December 31, 1998 and has reported a loss from operations for the three months ended March 31, 1999 of $301,995. The Company makes routine cash advances from time to time to its Affiliated Practices under its Management Services Agreements to fund any deficits in monthly cash flows of the Affiliated Practices. Such advances will generally be repaid by the Affiliated Practices to the Company without interest as adequate funds are generated by the Affiliated Practices. The balance of advances to Affiliated Practices as of March 31, 1999 was $205,518.

   Due to the prospective merger outlined in the Recent Developments section, the Company does not anticipate concluding any further affiliations prior to consummating the transaction contemplated in the Merger Agreement.

Year 2000

   Like many other companies, the Year 2000 computer issue creates risk for the Company. If both information technology systems and embedded technology do not correctly recognize date information when the year changes to 2000, it could have an adverse impact on the Company's operations. The Company is currently confirming that its software and programming logic properly interprets dates on and subsequent to January 1, 2000 and will review any embedded technology in its software and hardware to determine whether the technology is compliant. The Company believes that all of its software and hardware is currently compliant. Also, the Company does not anticipate difficulty in resolving issues relating to software or embedded technology in any programs or equipment provided by third-party vendors. In addition, the Company believes that certain software employed by the Affiliated Practices is not Year 2000 compliant. The Company is currently working with the Affiliated Practices to repair any non-compliant software. It is unknown what costs the Company will incur to correct any non-compliant software.

   Based on the Company's work to date and assuming that the software updating projects can be implemented as planned, the Company believes that it will be Year 2000 compliant on a timely basis and that future costs relating to the Year 2000 issue will not have a material impact on the Company's financial position, results of operations or cash flows.

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

   The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based on a successful execution of the Company's business combination strategy and assumptions that the Orthodontic Affiliates will be profitable, that the orthodontic industry will not change materially or adversely, and that there will be no unanticipated material adverse change in the Company's operations or business. Assumptions relating to the foregoing competitive and market conditions are difficult or impossible to predict accurately and many underlie the reasonableness of the forward-looking statements. Any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Annual report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

   The following discussion identifies certain important factors that could affect the Company's actual results and actions and could cause results and actions to differ materially from any forward-looking statement made by or on behalf of the Company related to such results and actions. Other factors, which are not identified herein, could also have such an effect.

Continued History of Losses; No Assurance of Profitability

   Although the Company successfully completed its IPO in October 1997 and has consummated affiliations with 15 Affiliated Practices, the Company has not yet achieved a profitable level of operations. As a result, the Company remains subject to many of the business risks associated with a new enterprise, including constraints on its financial and personnel resources, lack of established business relationships and uncertainties regarding affiliations and future profits. At December 31, 1998, the Company had an accumulated deficit of $4,400,736. The Company incurred an operating loss in the three months ended March 31, 1999, of approximately $302,000 and will incur operating losses for the foreseeable future. There can be no assurance that the Company will ever be profitable.

Doubt About Ability to Continue as a Going Concern

   The report of the Company's independent public accountants relating to the Company's financial statements of and for the year ended December 31, 1998 indicates that there is substantial doubt about the Company's ability to continue as a going concern.

Risks Associated with Expansion

   The Company has consummated Affiliation Agreements with 15 Orthodontic Affiliates. The success of the Company's business strategy will depend on a number of factors, including (i) the Company's ability to attract orthodontists to affiliate with the Company, the availability of suitable markets and the Company's ability to obtain good locations within those markets; (ii) the Company's ability to locate existing practices for affiliation, affiliate with such practices on favorable terms and successfully integrate the affiliated operations into the Company's existing operations; (iii) the availability of additional adequate financing to affiliate with orthodontic practices, and (iv) regulatory constraints. There can be no assurance that the Company's business strategy will be successful, that additional modifications to the Company's strategy will not be required or that the Company will be able to manage effectively and enhance the profitability of its Orthodontic Affiliates.

Need for Additional Financing and Other Strategic Opportunities

   The Company's success will require substantial capital resources, in addition to those currently available to the Company. The Company expects that its capital needs over the next several years will substantially exceed capital generated from operations. To finance its future capital needs, the Company has entered into the Merger Agreement (see, Recent Developments). With respect to additional financing, if the Merger is not consummated, there can be no assurance that the Company will be able to raise additional funds when needed on satisfactory terms to the Company or at all. If additional funds are raised through the issuance of equity securities, dilution to the Company's stockholders may result. If adequate financing is not available when needed or on terms acceptable to the Company, the Company's business strategy may be materially adversely affected.

Dependence on Orthodontic Affiliates

   The Company receives fees for management services provided to Orthodontic Affiliates under Management Services Agreements but does not employ orthodontists  or  control  practices  of  its  Orthodontic  Affiliates.  The
   Company's revenue is dependent on revenue generated by the Company's Orthodontic Affiliates and, therefore, the performance and professional reputation of Affiliated Orthodontists (those orthodontists who practice through the Orthodontic Affiliates) and Orthodontic Affiliates are essential to the Company's success. The Management Services Agreements with the Orthodontic Affiliates are for terms of 20 years and are renewable at the election of the Company for two additional 10 year periods. The Management Services Agreements may only be terminated by either party for "cause," which includes a material default by or bankruptcy of the other party. Any material loss of revenue by any of the individual Orthodontic Affiliates or the Orthodontic Affiliates in the aggregate, would have a material adverse effect on the Company.

Risk of Providing Orthodontic Services; Adequacy of Insurance

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

   The Management Services Agreements require the Orthodontic Affiliates to maintain, at their own expense, professional liability insurance for themselves and each orthodontist employed by or otherwise providing orthodontic services for the Orthodontic Affiliate in the minimum amount of $500,000 per occurrence and $1,000,000 in the aggregate. In addition, each Orthodontic Affiliate has undertaken to comply with all applicable regulations and requirements, and the Company is indemnified under the Management Services Agreements for claims against the Company arising in connection with actions by the Orthodontic Affiliates. The Company has general liability insurance for itself and requires that it be named as an additional insured party on the professional liability insurance policies of the Orthodontic Affiliates pursuant to the Management Services Agreement. The Company does not maintain professional liability insurance for itself.

   There can be no assurance that the Company, its employees, the Orthodontic Affiliates or the licensed orthodontists employed by or associated with the Orthodontic Affiliates will not be subject to claims in amounts that exceed the coverage limits or that such coverage will be available when needed. Further, there can be no assurance that professional liability or other insurance will continue to be available to the Orthodontic Affiliates in the future at adequate levels or at acceptable costs.

   A successful claim against the Company or an Orthodontic Affiliate in excess of the applicable insurance coverage could have a material adverse effect upon the Company. Claims against the Company, regardless of the merits or eventual outcomes, may also have a material adverse effect on the Company.

Government Regulations

   As noted above, federal and state laws extensively regulate the relationship among providers of health care services, physicians and other clinicians. These laws include federal fraud and abuse provisions that prohibit the solicitation, receipt, payment or offering of any direct or indirect remuneration of for the referral of patients for which reimbursement is made under any federal or state funded health care program or for the recommending, leasing, arranging, ordering or providing or services covered by such programs. States have similar laws that apply to patients covered by private and government programs. Federal fraud and abuse laws also impose restrictions on physicians' referrals for designated health services covered under a federal or state funded health care program to entities with which they have financial relationships. Various states have adopted similar laws that cover patients in private programs as well as government programs. There can be no assurance that the federal and state governments will not consider additional prohibitions on physician ownership, directly or indirectly, of facilities to which they refer patients, which prohibitions could adversely affect the Company. Violations of these laws may result in substantial civil or criminal penalties for individuals or entities, including large civil money penalties and exclusion from participation in federal or state health care programs.

   Moreover, the laws of many states prohibit physicians from sharing professional fees, or "splitting fees," with anyone other than a member of the same profession. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. Expansion of operations of the Company to certain jurisdictions may require structural and organizational modifications of the Company's form of relationship with Orthodontic Affiliates, which could have an adverse effect on the Company. Although the Company believes its operations as currently conducted are in material compliance with existing applicable laws, there can be no assurance that a review of the Company's business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's existing operations, the prospective Merger or its expansion.

State Laws Regarding Prohibition of Corporate Practice of Orthodontics

   The Orthodontic Affiliates are formed as professional corporations owned by one or more orthodontists licensed to practice dentistry under applicable state law in states that prohibit the corporate practice of dentistry. Corporations such as the Company are not permitted under certain state laws to practice dentistry or exercise control over the dental judgments or decisions of practitioners. Corporate practice of dentistry laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. Currently, the Company performs only non-orthodontic administrative services and does not represent to the public that it offers orthodontic services. Nor does the Company exercise influence or control over the practice of orthodontics by the practitioners with whom it contracts. Expansion of the operations of the Company or any successor to the Company to certain jurisdictions may require structural and organizations modifications to the Company's form of relationship with Orthodontic Affiliates in order to comply with the dental practice laws, which could have an adverse effect on the Company. Although the Company believes its operations as currently conducted are in material compliance with existing applicable laws, there can be no assurance that the Company's structure will not be challenged as constituting the unlicensed practice of dentistry or that the enforceability of the agreements underlying this structure will not be limited. If such a challenge were made successfully in any state, the Company could be subject to civil and criminal penalties under such state's laws and could be required to restructure its contractual arrangements in that state. Such results or the inability to restructure its contractual arrangements could have a material adverse effect on the Company.

Competition

   The business of providing orthodontic services is highly competitive in each market in which the Company operates or intends to operate. Each of the orthodontic Affiliates faces competition from other orthodontists or general dentists in the communities served, many of whom may have more established practices in the market or greater financial an other resources than the Orthodontic Affiliates. At this time, the Company believes there are several other companies actively involved in consolidating and management orthodontic practices throughout the United States. These companies have greater financial marketing and other resources than the Company. In addition, there are companies pursuing similar strategies with respect to dental specialties, including orthodontics, and additional companies with similar objectives may enter the Company's market and financial and other resources than the Company. There can be assurance that the Company will be able to compete effectively.

Absence of Dividends

   The Company has never declared or paid dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future. The Company expects that future earnings, if any, will be retained for the growth and development of the Company's business, and, accordingly, the Company does not anticipate that any dividends will be declared or paid on the Common Stock for the foreseeable future.

No Assurance of NASDAQ Small Cap Market Listing; Risk of Low-Price Securities; Risk of Application of Penny Stock Rules

   The Board of Governors of the National Association of Securities Dealers, Inc. has established certain standards for the initial listing and continued listing of a security on the NASDAQ Small Cap Market. The standards for initial listing require, among other things, that an issuer have net tangible assets of $4,000,000; that the minimum bid price for the listed securities be $4.00 per share; that the minimum market value of the public float (the shares held by non-insiders) be at least $5,000,000; and that there be at least two market makers for the issuer's securities. The maintenance standards require among other things, that an issuer have net tangible assets of at least $2,000,000; that the minimum bid price for the listed securities be $1.00 per share; that the minimum market value of the "public float" be at least $1,000,000; and that there be at least two market makers for the issuer's securities. A deficiency in either the market value of the public float or the bid price maintenance standard will be deemed to exist if the issuer fails the individual stated requirement for ten consecutive trading days.

   The Company was notified by NASDAQ that its common stock was delisted on April 21, 1999 for failure to maintain the minimum bid price. Because the Company's securities were delisted for the NASDAQ Small Cap Market, it may adversely affect the prices of such securities and the ability of holders to sell them, and the Company will be required to comply with the initial listing requirements to be delisted on the NASDAQ Small Cap Market. The Company's common stock now trades on OTC Bulletin Board.

   If the Company is unable to overturn NASDAQ's delisting determination because of the Company's inability to satisfy maintenance requirements, the Company's securities could become subject to certain penny stock rules promulgated by the Securities and Exchange Commission ("the Commission"). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of further reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock. As a result of the common stock becoming subject to the penny stock rules, stockholders may find it more difficult to sell their shares.

                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

   None

ITEM 2.  Changes in Securities and Use of Proceeds

   (a)   Not applicable

   (b)   Not applicable

   (c)   Not applicable

   (d) The Company's Registration Statement on Form SB-2 (Registration No. 333-27179), as amended, with respect to the offering of shares of the Common Stock and Redeemable Common Stock Purchase Warrant in the Company's initial public offering ("the IPO") was declared effective on March 30, 1997. The net proceeds to the Company from the IPO were $9.5 million. The Company used such net proceeds as follows:
         (i) $1.1 million for the repayment of debt; (ii) $2.1 million to consummate the affiliations with the seven initial Affiliated Practices ("the Initial Affiliated Practices"); (iii) $3.2 million to consummate affiliations with additional Affiliated Practices; and
         (iv) $2.0 million for working capital, equipment, leasehold improvements and other corporate purposes.

ITEM 3.  Defaults Upon Senior Securities

   Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

   Not applicable

ITEM 5.  Other Information

   Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

   Not applicable.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          OMEGA ORTHODONTICS, INC.
                                                 (Registrant)


Date:   May 14, 1999                 By:  /s/Robert J. Schulhoff
                                          ------------------------------------
                                          Robert J. Schulhof
                                          Chief Executive Officer


Date:   May 14, 1999                 By:  /s/Edward M. Mulherin
                                          ------------------------------------
                                          Edward M. Mulherin
                                          Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number                            Description

   27 Financial Data Schedule (furnished to the Securities and Exchange Commission for Electronic Data Gathering Analysis and Retrieval {EDGAR} purposes only)